Form 10KSB40
period 1998-12-31
HEARTLAND BANCSHARES INC/FL
filed 1999-05-03
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                  FORM 10-KSB

                 ----------------------------------------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                -----------------------------------------------

                         COMMISSION FILE NO. 333-67107

                           HEARTLAND BANCSHARES, INC.

              INCORPORATED UNDER THE LAWS OF THE STATE OF FLORIDA

                (I.R.S. EMPLOYER IDENTIFICATION NO. 65-0854929)

                               325 CENTRAL AVENUE
                           LAKE PLACID, FLORIDA 33852

                           TELEPHONE: (941) 465-0472


-------------------------------------------------------------------------------

 Securities registered under Section 12(b) of the Securities Exchange Act: None

 Securities registered under Section 12(g) of the Securities Exchange Act: None

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. X
                 -----

Revenue for the fiscal year ended December 31, 1998: $0

As of April 19, 1999, no shares of the common equity of the Registrant were held by nonaffiliates.registrant. For purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

As of April 19, 1999, 14,500 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one)
Yes       No   X
   -----     -----



                           Special Financial Report:
               This Report contains only the financial statements
        of the Registrant for its fiscal year ended December 31, 1998.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                         F-2

Balance Sheet                                                        F-3

Statement of Operations                                              F-4

Statement of Shareholders' Equity                                    F-5

Statement of Cash Flows                                              F-6

Notes to Financial Statements                                        F-7


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Heartland Bancshares, Inc.
Sebring, Florida


         We have audited the accompanying balance sheet of Heartland Bancshares, Inc. (a development stage Company) as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the period from inception (August 3, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bancshares, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the period from inception (August 3, 1998) through December 31, 1998, in conformity with generally accepted accounting principles.


                                               /s/ Osburn, Henning and Company

                                                   OSBURN, HENNING AND COMPANY


Orlando, Florida
January 29, 1999

                           HEARTLAND BANCSHARES, INC.

                                  BALANCE SHEET

                                December 31, 1998




                                     ASSETS

Cash                                                              $ 20,879
Land costs                                                         645,775
Loan costs                                                           2,875
Deferred offering costs                                              4,607
                                                                  --------

          Total Assets                                            $674,136
                                                                  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

  Accounts payable                                                $ 18,680
  Note payable                                                     737,875
                                                                  --------
          Total liabilities                                        756,555
                                                                  --------

Commitments and Contingencies (Note 6)

Shareholders' Equity (Deficit)

  Common stock - Par value $.10 per share;
    10,000,000 shares authorized; 1,000
    shares issued and outstanding                                      100
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares issued or outstanding                         --
  Additional paid-in capital                                         9,900
  Accumulated deficit during development stage                     (92,419)
                                                                  --------
          Total Shareholders' Equity (Deficit)                     (82,419)
                                                                  --------

          Total Liabilities and Shareholders' Equity              $674,136
                                                                  ========


See Notes to Financial Statements.

                           HEARTLAND BANCSHARES, INC.

                             STATEMENT OF OPERATIONS

                       Inception Through December 31, 1998




INCOME                                                            $     --
                                                                  --------

EXPENSES
    Organizational costs:
       Consulting                                                   30,154
       Legal and professional                                       32,076
       Other organizational expenses                                22,460
       Interest expense                                              5,945
       Miscellaneous expenses                                        1,784
                                                                  --------
          Total expenses                                            92,419
                                                                  --------

          Net loss                                                $(92,419)
                                                                  ========

          Net loss per share                                      $ (92.42)
                                                                  ========

          Average shares outstanding                                 1,000
                                                                  ========


See Notes to Financial Statements.

                           HEARTLAND BANCSHARES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                               Accumulated
                                                                                                 Deficit
                                                                                Additional        During
                                                                Common           Paid-in        Development
                                                                Stock            Capital           Stage
                                                               --------        ----------       -----------
Beginning balance                                              $     --         $     --          $     --

    Issuance of 1,000 shares
       of common stock at $10
       per share                                                    100            9,900                --

    Net loss from inception
       (August 3, 1998) through
       December 31, 1998                                             --               --           (92,419)
                                                               --------         --------          --------

Balance, December 31, 1998                                     $    100         $  9,900          $(92,419)
                                                               ========         ========          ========


See Notes to Financial Statements.

                           HEARTLAND BANCSHARES, INC.

                             STATEMENT OF CASH FLOWS

                       Inception Through December 31, 1998



OPERATING ACTIVITIES

    Net loss                                                                     $(92,419)
    Increase in accounts payable                                                   18,680
                                                                                 --------
        Net Cash Used In Operating Activities                                     (73,739)
                                                                                 --------

INVESTING ACTIVITIES

    Acquisition of land and land related costs                                   (645,775)
                                                                                 --------
        Net Cash Used In Investing Activities                                    (645,775)
                                                                                 --------

FINANCING ACTIVITIES

    Sale of common stock                                                           10,000
    Net proceeds from note payable                                                735,000
  Deferred offering costs                                                          (4,607)

        Net Cash Provided By Financing Activities                                 740,393
                                                                                 --------

Net Increase in Cash                                                               20,879
Beginning Cash                                                                         --
                                                                                 --------
Ending Cash                                                                      $ 20,879
                                                                                 ========


See Notes to Financial Statements.

                           HEARTLAND BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATIONAL BACKGROUND AND PROPOSED TRANSACTION

         Heartland Bancshares, Inc. (the Company) is a Florida corporation with headquarters in Sebring, Florida. The Company is a development stage company formed August 3, 1998, for the purpose of raising up to $6.5 million in equity capital through a common stock offering, and investing at least $5.6 million of proceeds therefrom in the capitalization of a proposed banking subsidiary, Heartland National Bank (Bank). The Bank would be organized as a National banking institution and is expected to open with headquarters in Sebring and a branch in Lake Placid, Florida. The Company filed its application for a national bank charter with the Office of the Comptroller of the Currency (OCC) on October 6, 1998. Funding during the development stage has come from organizer loans, sale of common stock to the organizers, and two lines of credit from an unrelated banking institution. The Company has not realized any revenue during this initial development stage.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

   Organizational Activities

         The Company's efforts have been directed exclusively to obtaining the necessary regulatory approvals for both the Company and the Bank, and the raising of capital sufficient to meet other organizational requirements. During this phase, the Company has incurred, or will incur, costs generally allocable to either organizational costs, pre-opening expense, or deferred offering costs. In addition, the Company will acquire, on behalf of the Bank, banking premises and other capital items necessary for operating the Bank.

         Organizational costs are expected to consist principally of the cost incurred in raising capital, outside consulting and legal fees, and regulatory application fees requisite to formation of the Company and the Bank. These costs are charged to expense as incurred.

         Pre-opening costs are costs that would ordinarily be expensed, even if the Company were not a development stage company. Such costs (none of which have yet been incurred) are expected to consist principally of salaries, rent, utilities, dues and memberships and other expenses. These costs will be expensed as incurred.

         Certain costs of the Company's pending public offering have been capitalized as deferred offering costs. These costs will be charged against additional paid-in capital when the offering is complete.

                           HEARTLAND BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS




NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Organizational Activities (Continued)

         Capital items are expected to consist of land in Sebring, Florida and a second parcel in Lake Placid (currently under contract), a building yet to be constructed, and furnishings and equipment. It is expected the Company will acquire such items, including the incurrence of debt therefor, and ultimately transfer such items to the Bank in return for Bank reimbursement of the Company's costs.

   Use of Accounting Estimates

         The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. For the Company, such estimates affect the amount at which certain assets are carried and the likelihood and timing of realization of such assets. Such estimates relate to unsettled transactions and events as of the date of the financial statements and, accordingly, upon settlement it is possible that actual amounts will differ from currently estimated amounts.

   Income Taxes

         The Company and the Bank (when formed) will use the liability method of accounting for deferred income tax. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Deferred tax assets and liabilities are reflected at currently existing tax rates, and any net deferred tax asset is evaluated as to its realization likelihood through a valuation allowance. For the Company, no current tax is due in view of the absence of taxable income, and the net deferred tax asset has been fully reserved by a valuation allowance.

   Cash Flows

         The Company has paid interest of $5,073 during the development stage period. No income taxes have been paid.

                           HEARTLAND BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS




NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Net Loss Per Share

         The net loss per share has been computed considering the average number of common shares outstanding during the period. There were no dilutive securities as of December 31, 1998.


NOTE 3 - LINES OF CREDIT ARRANGEMENT

         The Company has both a $300,000 and a $2,000,000 line of credit with a bank to be used, respectively, towards the organizational process and to acquire the land and construct the facilities to be used by the Bank. The lines bear interest at LIBOR plus 1.7% and require payment of interest monthly and principal at maturity, August 25, 1999. The lines are guaranteed by the Company's organizers. The balances outstanding under these lines are $112,875 and $625,000, respectively, at December 31, 1998.


NOTE 4 - DIVIDEND RESTRICTIONS

         The ability of the Company to pay dividends to its shareholders is dependent upon the ultimate profitability of the Bank and, in turn, the Bank's ability to pay dividends to its shareholder (the Company). The payment of dividends by a national bank is subject to regulations of the Comptroller of the Currency which require, among other things, that dividends be paid only from net profits, subject to certain limitations, adjustments and other restrictions. Accordingly, there can be no assurance that either the Bank or the Company will pay dividends in the foreseeable future, if ever.

                           HEARTLAND BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS




NOTE 5 - EMPLOYMENT CONTRACT AND STOCK OPTION PLAN

         The Company has entered into a five-year employment agreement with its CEO to pay an executive salary commencing with the date the Bank receives preliminary approval. This agreement also grants the CEO options to acquire up to 3,000 shares per year, at $10 per share, for each of the five years after the Bank opens. Each 3,000 option grant will vest evenly over a five year period following the date of grant, and expire ten years after the grant date if not exercised. The organizers plan to establish, subject to certain regulatory and shareholder approvals, an Incentive Stock Option plan for these options, as well as for grants of options to other officers and key employees.

         In addition to the Incentive Stock Option plan discussed above, the organizers plan to establish, also subject to certain regulatory and shareholder approvals, a stock option plan under which each of the ten organizers will be granted options to acquire up to 5,000 shares of the Company's stock for $10 per share, the initial offering price. Such options will vest at the rate of 34% the first year, and 33% in each of the second and third year after grant, and expire ten years after the grant date if not exercised.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements for professional services with various groups involved in the Company's formation, capital offering and Bank application process. In addition, the Company has entered into a contract to purchase the Lake Placid bank site from a related party for $246,000. The Company plans to enter into a construction contract to construct banking facilities once the Bank has received preliminary approval from the OCC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Placid, State of Florida, on the 21st day on April, 1999.

                                   HEARTLAND BANCSHARES, INC.



                                   By:  /s/ James C. Clinard
                                       ----------------------------------------
                                       James C. Clinard
                                       President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                                         Title                            Date
         ---------                                         -----                            ----


/s/ James C. Clinard                                 President, Chief Executive         April 21, 1999
--------------------------------------------         Officer and Director
James C. Clinard                                     (principal executive officer)



/s/ Lawrence B. Wells
--------------------------------------------
Lawrence B. Wells                                    Director (principal                April 21, 1999
                                                     financial and accounting
                                                     officer)


                                                     Director
--------------------------------------------
William R. Grigsby


/s/ William R. Handley                               Director                           April 21, 1999
--------------------------------------------
William R. Handley


/s/ Bert J. Harris, III                              Director                           April 21, 1999
--------------------------------------------
Bert J. Harris, III


/s/ Issac G. Nagib                                   Director                           April 21, 1999
--------------------------------------------
Issac G. Nagib


/s/ S. Allen Skipper                                 Director                           April 21, 1999
--------------------------------------------
S. Allen Skipper


/s/ Edward L. Smoak                                  Director                           April 21, 1999
--------------------------------------------
Edward L. Smoak


/s/ Malcolm C. Watters, Jr.                          Director                           April 21, 1999
--------------------------------------------
Malcolm C. Watters, Jr.