Form 10QSB
period 1999-03-31
HEARTLAND BANCSHARES INC/FL
filed 1999-05-24
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
          March 31, 1999                                       333-67107


                           HEARTLAND BANCSHARES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Florida                                           65-0854929
-------------------------------------------------------------------------------

(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

325 Central Avenue, Lake Placid, Florida                            33852
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number: (941) 815-3782
                           ----------------------------------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X              No
                        -----                 -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.10 Par Value                                14,500
-------------------------------              ----------------------------------
            Class                               Outstanding as of May 15, 1999

Transitional Small Business Disclosure Format:

                  Yes                    No     X
                        -----                 -----

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements


                           HEARTLAND BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (Unaudited)

                                 March 31, 1999


                                     ASSETS

Cash                                                      $   115,000
Restricted cash and cash equivalents                        2,076,368
Land                                                          890,786
Construction in Progress                                       29,178
Loan costs                                                      1,437
Deferred offering costs                                        17,944
                                                          -----------

          Total Assets                                    $ 3,130,713
                                                          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

  Escrow liability                                        $ 2,076,368
  Accounts payable                                             27,531
  Notes payable                                             1,007,875
                                                          -----------
          Total liabilities                                 3,111,774
                                                          -----------

Shareholders' Equity

  Common stock - Par value $.10 per share;
    10,000,000 shares authorized; 14,500 shares
    issued and outstanding                                      1,450
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares issued or outstanding                    --
  Additional paid-in capital                                  143,550
  Accumulated deficit during development stage               (126,061)
                                                          -----------
          Total Shareholders' Equity                           18,939
                                                          -----------

          Total Liabilities and Shareholders' Equity      $ 3,130,713
                                                          ===========


See Accompanying Note to Financial Statements.

                           HEARTLAND BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                        Three Months Ended March 31, 1999




INCOME
Reimbursement of overpayment of legal fees      $ 10,450
                                                --------
EXPENSES
    Pre-opening and organizational costs:
       Salaries                                   17,765
       Interest expense                           13,470
       Legal and professional                      3,250
       Insurance                                   3,395
       Amortization of loan costs                  1,438
       Consulting                                    365
       Miscellaneous expenses                      4,409
                                                --------
          Total expenses                          44,092
                                                --------

          Net loss                              $(33,642)
                                                ========

          Net loss per share                    $  (2.74)
                                                ========

          Average shares outstanding              12,264
                                                ========








See Accompanying Note to Financial Statements.

                           HEARTLAND BANCSHARES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                       Three Months Ended March 31, 1999



                                                                                        Accumulated
                                                                                           Deficit
                                                                 Additional                 During
                                            Common                 Paid-in              Development
                                             Stock                 Capital                   Stage
                                           --------              ----------             -----------
Beginning balance                          $    100               $  9,900              $  (92,419)

    Issuance of 13,500 shares
       of common stock at $10
       per share                              1,350                133,650                       -

    Net loss for the first quarter,
       1999                                       -                      -                 (33,642)
                                           --------               --------              ----------

Balance, March 31, 1999                    $  1,450               $143,550              $ (126,061)
                                           ========               ========              ==========














See Accompanying Note to Financial Statements.

                           HEARTLAND BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                        Three Months Ended March 31, 1999




OPERATING ACTIVITIES

  Net loss                                             $ (33,642)
  Adjustment to reconcile net loss
      to net cash used in operating activities:
  Amortization of loan costs                               1,438
  Change in accounts payable                               8,851
                                                       ---------
        Net Cash Used In Operating Activities            (23,353)
                                                       ---------

INVESTING ACTIVITIES

  Acquisition of land and land related costs            (245,011)
  Construction in progress                               (29,178)
                                                       ---------

        Net Cash Used In Investing Activities           (274,189)
                                                       ---------

FINANCING ACTIVITIES

  Sale of common stock                                   135,000
  Net proceeds from note payable                         270,000
  Deferred offering costs                                (13,337)
                                                       ---------

        Net Cash Provided By Financing Activities        391,663
                                                       ---------

Net Increase in Cash                                      94,121

Beginning Cash                                            20,879
                                                       ---------

Ending Cash                                            $ 115,000
                                                       =========










See Accompanying Note to Financial Statements.

                           HEARTLAND BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

                        Three Months Ended March 31, 1999


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

    Organization:

         Heartland Bancshares, Inc. (the Company) is a Florida corporation with headquarters in Sebring, Florida. The Company is a development stage company formed August 3, 1998, for the purpose of raising up to $6.5 million in equity capital through a common stock offering, and investing at least $5.6 million of proceeds therefrom in the capitalization of a proposed banking subsidiary, Heartland National Bank (Bank). The Bank will be a National banking institution with headquarters in Sebring and a branch in Lake Placid, Florida. The Company has received preliminary approval from the Office of the Comptroller of the Currency (OCC) for a national bank charter. Funding during the development stage has come from the proceeds of sale of common stock to the organizers, and two lines of credit from an unrelated banking institution. The Company has not realized any revenue during this initial development stage.

         The Company's efforts have been directed exclusively to obtaining the necessary regulatory approvals for both the Company and the Bank, and the raising of capital sufficient to meet other organizational requirements. During this phase, the Company has incurred, or will incur, costs generally allocable to either organizational costs, pre-opening expense, or deferred offering costs. In addition, the Company has acquired, and will continue to acquire, banking premises and other capital items necessary for operating the Bank.

         Organizational costs consist principally of the cost incurred in raising capital, outside consulting and legal fees, and regulatory application fees requisite to formation of the Company and the Bank. These costs are charged to expense as incurred.

         Pre-opening costs are costs that would ordinarily be expensed, even if the Company were not a development stage company. Such costs consist principally of salaries, rent, utilities, dues and memberships and other expenses. These costs are expensed as incurred.

         Certain costs of the Company's ongoing public offering have been capitalized as deferred offering costs. These costs will be charged against additional paid-in capital when the offering is complete.

                           HEARTLAND BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                        Three Months Ended March 31, 1999



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION - CONTINUED

    Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the Company's financial results have been made. Operating results for the three months ended March 31, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. Moreover, at March 31, 1999, the Company is still in the development stage and has not begun operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Heartland Bancshares, Inc. (the "Company") is in the development stage. The Company has filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 for an offering of a minimum of 620,000 shares and a maximum of 650,000 shares of the Company's common stock, $.10 par value per share. The Company has funded its start-up and organization costs through (i) the sale of $145,000 of the Company's common stock to the Company's directors at the public offering price of $10.00 per share, and (ii) a $300,000 line of credit from SunTrust Bank, Central Florida, N.A. The Company has also obtained a $2,000,000 credit line from SunTrust Bank to fund the purchase of the property which will serve as the site of the Bank's main office and the construction of the main office. The offering is conditioned upon fulfillment of the following conditions: (a) not less than $6,200,000 shall have been deposited in the subscription escrow account, (b) the Federal Reserve Board must have approved the Company's application to become a bank holding company, (c) the FDIC must have approved the Bank's application for deposit insurance, and (d) the Company shall not have canceled the offering prior to the time funds are withdrawn from the subscription escrow account. Total organizational costs paid and accrued for the period from inception to March 31, 1999 amounted to $126,061. These expenses include consultant fees ($30,519), legal fees ($20,577), regulatory application fees ($22,523), and other expenses ($52,442).

         Subscription funds received during the offering will be placed in an escrow account and invested in direct obligations of the U.S. government and U.S. government-backed securities. As of March 31, 1999, the Company had received subscription funds totaling $2,076,368.

         In the opinion of the Company, the minimum proceeds of the offering will satisfy the cash requirements of the Company and the Bank for their respective first years of operations. It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company and/or the Bank during the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceedings of the offering.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. The following exhibit is filed with this report:

                       Exhibit No.                    Description
                       -----------    -----------------------------------------
                           27         Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 21, 1999        By:  /s/ James C. Clinard
                                --------------------------------------
                                James C. Clinard
                                President and Chief Executive Officer