Form 10QSB
period 1999-06-30
HEARTLAND BANCSHARES INC/FL
filed 1999-08-13
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                         Commission File Number:
       June 30, 1999                                      333-67107


                           HEARTLAND BANCSHARES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Florida                                           65-0854929
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

245 US 27 North, Sebring, Florida                                   33870
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:     (941) 386-1300
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

                  Yes [X]               No [ ]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:


    Common Stock, $.10 Par Value                          653,530
-----------------------------------       -------------------------------------
                Class                       Outstanding as of August 10, 1999

Transitional Small Business Disclosure Format:

                  Yes [ ]               No [X]

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           HEARTLAND BANCSHARES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1999


                                     ASSETS
                                     ------
Cash                                                                                     $   46,448
Restricted cash and cash equivalents                                                      6,226,663
Land                                                                                        890,786
Construction in Progress                                                                    382,909
Deposits on furniture and equipment                                                         112,290
Deferred offering costs                                                                      20,214
                                                                                         ----------

          Total Assets                                                                   $7,679,310
                                                                                         ==========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------
Liabilities
-----------
  Escrow liability                                                                       $6,183,800
  Accounts payable                                                                           16,636
  Notes payable                                                                           1,482,875
                                                                                         ----------
          Total liabilities                                                               7,683,311
                                                                                         ----------

Shareholders' Equity
--------------------
  Common stock - Par value $.10 per share;
    10,000,000 shares authorized; 14,500 shares
    issued and outstanding                                                                    1,450
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares issued or outstanding                                                  --
  Additional paid-in capital                                                                143,550
  Accumulated deficit during development stage                                             (149,001)
                                                                                         ----------
          Total Shareholders' Equity                                                         (4,001)
                                                                                         ----------

          Total Liabilities and Shareholders' Equity                                     $7,679,310
                                                                                         ==========


See Accompanying Note to Financial Statements.

                           HEARTLAND BANCSHARES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                                              Six Months      Three Months
                                                                                Ended            Ended
                                                                            June 30, 1999     June 30, 1999
                                                                            -------------     -------------
INCOME
  Interest on escrow account                                                   $  42,863         $ 42,863
  Reimbursement of overpayment of
    legal fees                                                                    10,450               --
                                                                               ---------         --------

                                                                                  53,313           42,863
                                                                               ---------         --------
EXPENSES
    Organizational costs:
       Salaries                                                                   66,216           48,451
       Interest expense                                                           13,470               --
       Legal and professional                                                      3,316               66
       Insurance                                                                   3,395               --
       Amortization of loan costs                                                  2,875            1,437
       Miscellaneous expenses                                                     20,623           15,849
                                                                               ---------         --------
          Total expenses                                                         109,895           65,803
                                                                               ---------         --------

          Net loss                                                             $ (56,582)        $(22,940)
                                                                               =========         ========

          Net loss per share                                                   $   (4.32)        $  (1.58)
                                                                               =========         ========

          Average shares outstanding                                              13,105           14,500
                                                                               =========         ========

See Accompanying Note to Financial Statements.

                           HEARTLAND BANCSHARES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                         Six Months Ended June 30, 1999


                                                                                                            Accumulated
                                                                                                              Deficit
                                                                                       Additional              During
                                                                    Common               Paid-in            Development
                                                                     Stock               Capital               Stage
                                                                   --------            ----------           -----------

Beginning balance, January 1, 1999                                 $  100               $  9,900            $ (92,419)

    Issuance of 13,500 shares
       of common stock at $10
       per share                                                    1,350                133,650                   --

    Net loss for the six months
       ended June 30, 1999                                             --                     --              (56,582)
                                                                   ------               --------            ---------

Balance, June 30, 1999                                             $1,450               $143,550            $(149,001)
                                                                   ======               ========            =========


See Accompanying Note to Financial Statements.

                           HEARTLAND BANCSHARES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                         Six Months Ended June 30, 1999




OPERATING ACTIVITIES
--------------------
    Net loss                                                                             $  (56,582)
    Adjustment to reconcile net loss
      to net cash used in operating activities:
        Amortization of loan costs                                                            2,875
        Change in accounts payable                                                           (2,044)
                                                                                         ----------

        Net Cash Used In Operating Activities                                               (55,751)
                                                                                         ----------

INVESTING ACTIVITIES
--------------------
    Restricted cash and cash equivalents                                                 (6,226,663)
    Acquisition of land and land related costs                                             (245,011)
    Construction in progress                                                               (382,909)
    Deposits on furniture and equipment                                                    (112,290)
                                                                                         ----------

        Net Cash Used In Investing Activities                                            (6,966,873)
                                                                                         ----------

FINANCING ACTIVITIES
--------------------
    Escrow liability                                                                      6,183,800
    Sale of common stock                                                                    135,000
    Net proceeds from note payable                                                          745,000
    Deferred offering costs                                                                 (15,607)
                                                                                         ----------

        Net Cash Provided By Financing Activities                                         7,048,193
                                                                                         ----------

Net Increase in Cash                                                                         25,569

Beginning Cash                                                                               20,879
                                                                                         ----------
Ending Cash                                                                              $   46,448
                                                                                         ==========

See Accompanying Note to Financial Statements.

                           HEARTLAND BANCSHARES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          NOTE TO FINANCIAL STATEMENTS
                                  (Unaudited)

                         Six Months Ended June 30, 1999


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

                  Certain costs of the Company's public offering have been capitalized as deferred offering costs. These costs will be charged against additional paid-in capital.

                           HEARTLAND BANCSHARES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                         Six Months Ended June 30, 1999



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION - CONTINUED

         Basis of Presentation:

                  The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the Company's financial results have been made. Operating results for the six months ended June 30, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. Moreover, at June 30, 1999, the Company is still in the development stage and has not begun operations.

Item 2. Management's Plan of Operation

         Heartland Bancshares, Inc. (the "Company") is in the development stage. The Company was incorporated in Florida on August 3, 1998 to become a bank holding company and to own and control all of the outstanding shares of a national bank, Heartland National Bank in Sebring and Lake Placid, Florida (the "Bank"). In its initial public offering, which was completed on July 5, 1999, the Company sold and issued 639,030 shares of its $.10 par value common stock. Proceeds from the stock offering amounted to approximately $6,343,993, net of selling expenses. See "Part II - Changes in Securities and Use of Proceeds." The Company intends to purchase 100% of the Bank's common stock for an aggregate purchase price of $6,000,000. The Bank will use the proceeds of the sale of stock to fund its capital accounts immediately prior to the commencement of banking operations, which is expected to occur on or about September 7, 1999.

         The Company believes that the minimum proceeds of the offering will satisfy the cash requirements of the Company and the Bank for their respective initial years of operations. It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company and/or the Bank during the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceedings of the offering.

Cautionary Note Regarding Forward-Looking Statements

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

                          PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

         On February 5, 1999, the Company commenced an initial public offering of its common stock, $.01 par value per share. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-67107). The Registration Statement, which registered 650,000 shares of the Common Stock, was declared effective by the Securities and Exchange Commission on February 5, 1999. The offering terminated on July 5, 1999 after the Company had sold 639,030 shares of the common stock registered under the Registration Statement. Each share of the common stock was sold at a price to the public of $10.00 per share for an aggregate offering price of $6.5 million.

         As set forth in the table below, from the effective date of the Registration Statement to July 5, 1999, the Company paid expenses in the aggregate of approximately $46,300 in connection with the Offering. All of the amounts shown in the table are estimated except for the Securities and Exchange Commission registration fee. None of the amounts shown were paid directly or indirectly to any director, officer or general partner of the Company, or any of their associates, or to any persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.


         SEC registration fee ..........................................................              $  1,807
         Blue sky qualification fees and expenses ......................................                 1,500
         Printing and engraving expenses ...............................................                13,000
         Legal fees and expenses .......................................................                20,000
         Accounting fees and expenses ..................................................                 2,000
         Mailing and Distribution ......................................................                 6,000
         Miscellaneous .................................................................                 2,000
                                                                                                      --------
         Total .........................................................................              $ 46,307
                                                                                                      ========

         After deducting the offering expenses described above, net proceeds to the Company from the offering were approximately $6,343,993. Of this amount, the Company intends to use $6,000,000 to purchase 100% of the issued and outstanding capital stock of the Bank and the remaining $343,993 will be used to repay expenses incurred in the organization of the Company as well as for general working capital. The Company intends to capitalize the Bank on or about September 7, 1999. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or any of their associates, or to any persons owning 10% or more of any class of equity securities of the Company, or to an affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits. The following exhibit is filed with this Report.


                  Exhibit  No.      Description
                  ------------      -----------
                  27                Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 1999                       By: /s/ James C. Clinard
                                               --------------------------------------------------------------------
                                                 James C. Clinard, President and Chief Executive Officer
                                                 (principal executive officer)



Date: August 10, 1999                       By: /s/ Donald N. Abbott
                                               --------------------------------------------------------------------
                                                 Donald N. Abbott, Chief Financial Officer
                                                 (principal financial and accounting officer)