Form 10QSB
period 1999-09-30
HEARTLAND BANCSHARES INC/FL
filed 1999-11-12
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
   September 30, 1999                                           333-67107


                           HEARTLAND BANCSHARES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     Florida                                                   65-0854929
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


245 U.S. 27 North, Sebring, Florida                                  33870
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Issuer's telephone number:  (941) 386-1300
                          -----------------------------------------------------


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

                  Yes  [X]               No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


    Common Stock, $.10 Par Value                       652,030
------------------------------------     --------------------------------------
             Class                         Outstanding as of November 8, 1999


Transitional Small Business Disclosure Format:

                  Yes [ ]                No [X]

                           HEARTLAND BANCSHARES, INC.


                                   I N D E X

PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheet as of September 30, 1999 .........................................................  1

                 Statements of Operations for the Three Months and
                      Nine Months Ended September 30, 1999 ......................................................  2

                 Statement of Shareholders' Equity for the
                      Nine Months Ended September 30, 1999 ......................................................  3

                 Statement of Cash Flows for the Nine Months
                      Ended September 30, 1999 ..................................................................  4

                 Notes to Financial Statements ..................................................................  5

        Item 2.  Management's Discussion and Analysis............................................................  6

PART II - OTHER INFORMATION

        Item 2.  Changes in Securities and Use of Proceeds ......................................................  8

        Item 6.  Exhibits and Reports on Form 8-K................................................................  9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           HEARTLAND BANCSHARES, INC.

                                 BALANCE SHEET
                               September 30, 1999

ASSETS

Cash and due from banks                                                         $ 1,444,420
Federal funds sold                                                                9,560,000
                                                                                -----------
       Total cash and cash equivalents                                           11,004,420

Securities available for sale                                                       180,000
Loans:
    Commercial                                                                      311,850
    Consumer                                                                         71,616
                                                                                -----------
                                                                                    383,466
Less:  Allowance for loan losses                                                     (9,070)
                                                                                -----------
               Net loans                                                            374,396
                                                                                -----------
Premises and equipment - net                                                      2,290,134
Other assets                                                                        157,958
                                                                                -----------
       TOTAL ASSETS                                                             $14,006,908
                                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
        Noninterest bearing demand                                              $   908,249
        Interest bearing demand                                                   4,896,935
        Time certificates under $100,000                                            693,722
        Time certificates $100,000 and over                                       1,150,000
                                                                                -----------
               Total Deposits                                                     7,648,906
    Other liabilities                                                                37,475
                                                                                -----------
               Total Liabilities                                                  7,686,381

Shareholders' Equity:
    Common stock, $.10 par value stock; 10,000,000
        shares authorized; 652,030 shares issued
        and outstanding                                                              65,203
    Additional paid in capital                                                    6,437,152
    Retained earnings (deficit)                                                    (181,828)
                                                                                -----------
               Total Shareholders' Equity                                         6,320,527
                                                                                -----------
       TOTAL LIABILITIES AND ACCUMULATED DEFICIT                                $14,006,908
                                                                                ===========

                           HEARTLAND BANCSHARES, INC.

                            STATEMENTS OF OPERATIONS

                                                       Nine Months
                                                          Ended               Quarter Ended
                                                    September 30, 1999     September 30, 1999
                                                    ------------------     ------------------

INTEREST INCOME
    Loans                                               $      911             $      911
    Federal funds sold                                     120,387                 77,524
    Securities available for sale                              690                    690
                                                        ----------             ----------
                                                           121,988                 79,125
INTEREST EXPENSE
    Deposits                                                 6,526                  6,526
    Borrowings                                              19,734                  6,264
                                                        ----------             ----------
                                                            26,260                 12,790
                                                        ----------             ----------
                  Net interest income                       95,728                 66,335
        Less loan loss provision                             9,070                  9,070
                                                        ----------             ----------
                  Net interest income after
                    loan loss provision                     86,658                 57,265


NON INTEREST INCOME                                          1,386                  1,386


NON INTEREST EXPENSE
    Salaries and benefits                                  209,533                143,317
    Occupancy                                                3,178                  3,178
    Furniture and equipment                                  5,539                  5,539
    Other operating costs                                   63,953                 44,194
                                                        ----------             ----------
                                                           282,203                196,228
                                                        ----------             ----------

                  Loss before income taxes                (194,159)              (137,577)

                  Income tax benefit                       108,000                108,000
                                                        ----------             ----------

                     Net Loss                           $  (86,159)            $  (29,577)
                                                        ==========             ==========

                     Net Loss Per Share                 $    (1.24)            $     (.16)
                                                        ==========             ==========

                     Average Shares
                       Outstanding                          69,621                180,812
                                                        ==========             ==========

                           HEARTLAND BANCSHARES, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 1999

                                                   Additional        Retained
                                  Common            Paid in          Earnings
                                   Stock            Capital          (Deficit)           Total
                                -----------       -----------       -----------       -----------

BALANCE,
  December 31, 1998             $       100       $     9,900       $   (95,669)      $   (85,669)

  Issuance of 13,500
    shares at $10 per
    share                             1,350           133,650                --           135,000

  Issuance of 637,530
    shares at $10 per
    share, less offering
    costs                            63,753         6,293,602                --         6,357,355

  Net loss for the
    nine months ended
    September 30, 1999                   --                --           (86,159)          (86,159)
                                -----------       -----------       -----------       -----------

BALANCE,
  September 30, 1999            $    65,203       $ 6,437,152       $  (181,828)      $ 6,320,527
                                ===========       ===========       ===========       ===========

                           HEARTLAND BANCSHARES, INC.

                            STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $    (86,159)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Deferred tax benefit                                           (108,000)
       Depreciation and amortization                                    10,875
       Loan loss provision                                               9,070
    Changes in other accounts
       Interest receivable                                              (3,611)
       Interest payable                                                  4,946
       Net change in other accounts                                    (31,141)
                                                                  ------------

          NET CASH USED IN OPERATING ACTIVITIES                       (204,020)
                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of premises and equipment                             (1,652,359)
    Loans                                                             (383,466)
    Securities available for sale                                     (180,000)
                                                                  ------------
                                                                    (2,215,825)
                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                         6,492,355
    Deposits                                                         7,648,906
    Repayment of line of credit                                       (737,875)
                                                                  ------------
                                                                    13,403,386
                                                                  ------------

          Net change in Cash and Cash Equivalents                   10,983,541

CASH AND CASH EQUIVALENTS

          Beginning of period                                           20,879
                                                                  ------------

          End of period                                           $ 11,004,420
                                                                  ============

                           HEARTLAND BANCSHARES, INC.

                          NOTE TO FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 1999



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

               Organization:

                  Heartland Bancshares, Inc. (the Company) was formed August 3, 1998. From that date until September 7, 1999, the Company's activities were devoted entirely to the organization of a wholly owned subsidiary, Heartland National Bank, to serve the public as a full service commercial bank in Sebring, Florida.

                  Pursuant to the receipt of final approval from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, the Bank opened for business September 7, 1999, and presently operates from its Sebring headquarters and branch office in Lake Placid, Florida.

               Basis of Presentation:

                  The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the Bank's financial results have been made. Operating results for the three months and the nine months ended September 30, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Heartland Bancshares, Inc. (the "Company") was incorporated in Florida on August 3, 1998 to become a bank holding company and to own and control all of the outstanding shares of Heartland National Bank, a de novo bank with offices in Sebring and Lake Placid, Florida (the "Bank"). In its public offering, which was completed on July 5, 1999, the Company sold and issued 637,530 shares of its $.10 par value common stock at a price of $10.00 per share. Proceeds from the stock offering amounted to approximately $6,328,993, net of selling expenses. See "Part II-Changes in Securities and Use of Proceeds." The Company used $6.0 million of these net proceeds to purchase 100% of the Bank's common stock immediately prior to commencement of banking operations on September 7, 1999.

         The Company believes that the proceeds of the offering will satisfy the cash requirements of the Company and the Bank for their respective initial years of operations. It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company and/or the Bank during the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of the offering.

                              Financial Condition

         Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

Asset Quality

         A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for a new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

         Because principal banking operations commenced on September 7, 1999, management is not yet in a position to determine the composition of non-performing assets. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity and Sources of Capital

         A bank's liquidity position reflects its ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position for the Bank as total cash and cash equivalents amounted to $11.0 million, representing 78.6% of total assets. Investment securities amounted to $180,000, representing 1.3% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Bank's ability to maintain and expand its deposit base and borrowing capabilities is also a source of liquidity. The Bank's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Bank's liquidity increasing or decreasing in any material way.

         Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                                                            Minimum
                                                         September 30,     regulatory
         Bank                                                1999          requirement
         ----                                            -------------     -----------
               Tier 1 Capital                               118.5%             4.0%
               Tier 2 Capital                                 0.2%              --
                                                            -----

                  Total risk-based capital ratio            118.7%             8.0%
                                                            =====              ===


               Leverage ratio                                63.6%             3.0%
                                                            =====              ===

         Company - Consolidated
         ----------------------
               Tier 1 Capital                               130.3%             4.0%
               Tier 2 Capital                                 0.2%              --
                                                            -----              ---

                  Total risk-based capital ratio            130.5%             8.0%
                                                            =====              ===

               Leverage ratio                                94.1%             4.0%
                                                            =====              ===

                             Results Of Operations

         The Company's only activity since its inception has been the establishment of its sole subsidiary, the Bank. As the Bank commenced business on September 7, 1999, a meaningful discussion of the Company's results of operations is not possible at this time.

         The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                                   Year 2000

         A critical issue affecting businesses such as the Company and Bank that rely extensively on electronic data processing systems is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment being controlled by microprocessor chips may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         As the Company has purchased all of its data processing system equipment during 1999, the Company has been able to address Year 2000 compliance issues in conjunction with its initial purchase and installation of such equipment. The Company has reviewed, and believes that it has complied with, the Year 2000 guidelines set forth by the OCC, FRB and the FFIEC. The Bank uses a third-party vendor for processing its primary banking applications, which has assured the Company that its systems are Year 2000 compliant now or will be well in advance of the Year 2000. The Company believes that its systems, those of the Bank and of the Bank's data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations. The Bank has developed a contingency plan, focusing on manual processing of transactions, to enable its customers to be served in the event of a crisis. The Year 2000-oriented contingency plan will supplement the all-purpose disaster plan currently in place.

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

                          PART II. - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On February 5, 1999, the Company commenced an initial public offering of its common stock, $.10 par value per share. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2, Registration No. 333-67107 (the "Registration Statement"). The Registration Statement, which registered 650,000 shares of the Common Stock, was declared effective by the Securities and Exchange Commission on February 5, 1999. The offering terminated on July 5, 1999 after the Company had sold 637,530 shares of the common stock registered under the Registration Statement. Each share of the common stock was offered at a price to the public of $10.00 for an aggregate offering price of $6.5 million.

         As set forth in the table below, from the effective date of the Registration Statement to July 5, 1999, the Company paid aggregate expenses of approximately $46,300 in connection with the offering. All of the amounts shown in the table are estimated except for the Securities and Exchange Commission registration fee. None of the amounts shown were paid directly or indirectly to any director, officer or general partner of the Company, or any of their associates, or to any persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

         SEC registration fee.................................................    $ 1,807
         Blue sky qualification fees and expenses.............................      1,500
         Printing and engraving expenses......................................     13,000
         Legal fees and expenses..............................................     20,000
         Accounting fees and expenses.........................................      2,000
         Mailing and distribution.............................................      6,000
         Miscellaneous........................................................      2,000
                                                                                  -------

         Total................................................................    $46,307
                                                                                  =======

         After deducting the offering expenses described above, net proceeds to the Company from the offering were approximately $6,328,993. Of this amount, the Company used $6,000,000 to purchase 100% of the issued and outstanding capital stock of the Bank and the remaining $328,993 has been used to repay expenses incurred in the organization of the Company as well as to provide general working capital. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company, or any of their associates, or to any persons owning 10% or more of any class of equity securities of the Company, or to an affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits. The following exhibit is filed with this Report.

                  Exhibit No.   Description
                  -----------   -----------
                  27.1          Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1999             By: /s/ James C. Clinard
                                        --------------------------------------------------------
                                        James C. Clinard, President and Chief Executive Officer
                                        (principal executive officer)



Date: November 10, 1999             By: /s/ Donald N. Abbott
                                        --------------------------------------------------------
                                        Donald N. Abbott, Chief Financial Officer
                                        (principal financial and accounting officer)