Form 10KSB40
period 1999-12-31
HEARTLAND BANCSHARES INC/FL
filed 2000-03-30
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

                             -----------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999
                ------------------------------------------------
                        Commission File Number 333-67107

                           HEARTLAND BANCSHARES, INC.

                              A Florida Corporation
                   IRS Employer Identification No. 65-0854929

                            320 U.S. Highway 27 North
                             Sebring, Florida 33870
                                 (863) 386-1300

                 Securities Registered Pursuant to Section 12(b)
                  of the Securities Exchange Act of 1934: NONE

                 Securities Registered Pursuant to Section 12(g)
                  of the Securities Exchange Act of 1934: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1999:   $418,392.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (500,280 shares) on March 1, 2000, was $5,002,800. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2000: 652,030 shares of $.10 par value common stock.


Documents Incorporated by Reference: NONE


Transitional Small Business Disclosure Format (check one)  Yes        No   X
                                                               -----     -----

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of Heartland Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Heartland Bancshares' financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. Heartland Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Heartland Bancshares was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association then in organization. Heartland Bancshares was incorporated as a mechanism to enhance Heartland National Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of Heartland Bancshares' banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that a national bank maintain a minimum ratio of capital to assets. In the event that Heartland National Bank's growth is such that this minimum ratio is not maintained, Heartland Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Heartland National Bank and otherwise raise capital in a manner which is unavailable to Heartland National Bank under existing banking regulations.

         For approximately the first thirteen months following its incorporation, the main activities of Heartland Bancshares centered on applying for a national bank charter, applying to become a bank holding company, preparing the banking facilities and premises, hiring and training bank employees, and conducting an initial public offering of common stock to raise a minimum of $6.2 million to fund the startup of Heartland National Bank. By July 1999, Heartland Bancshares had received subscriptions to purchase common stock in an amount in excess of $6.2 million, and on September 7, 1999, Heartland National Bank commenced banking operations. The bank currently operates two banking offices, one in Sebring, Florida and one in Lake Placid, Florida.

         Heartland National Bank is a full service commercial bank, without trust powers. The bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Heartland National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

DEPOSITS

         Heartland National Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within Heartland National Bank's market area, obtained through the personal solicitation of Heartland National Bank's officers and directors, direct mail solicitation and advertisements published in the local media. Heartland National Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, Heartland National Bank has implemented a service charge fee schedule competitive with other financial institutions in the bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

LOAN PORTFOLIO

         Heartland National Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1999, Heartland National Bank had a legal lending limit for unsecured loans of up to $839,694 to any one person. See "Supervision and Regulation."

         While risk of loss in Heartland National Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Heartland National Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in Heartland National Bank's real estate portfolio. Of Heartland National Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

         Management of Heartland National Bank intends to originate loans and to participate with other banks with respect to loans which exceed Heartland National Bank's lending limits. Management of Heartland National Bank does not believe that loan participations necessarily pose any greater risk of loss than loans which Heartland National Bank originates.

         The following is a description of each of the major categories of loans in Heartland National Bank's loan portfolio:

         Commercial Loans

         Commercial lending is directed principally towards businesses whose demands for funds fall within Heartland National Bank's legal lending limits and which are potential deposit customers of the bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although Heartland National Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans may be secured by inventory, equipment, accounts receivable, and other assets.

         Consumer Loans

         Heartland National Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. In evaluating these loans Heartland National Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, Heartland National Bank maintains a proper margin between the loan amount and collateral value.

         Real Estate Loans

         Heartland National Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with Heartland National Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the bank.

ASSET/LIABILITY MANAGEMENT

         It is the objective of Heartland National Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of Heartland National Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of Heartland National Bank seeks to invest the largest portion of Heartland National Bank's assets in commercial, consumer and real estate loans.

         Heartland National Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to Heartland National Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on Heartland National Bank's earnings.

MARKET AREA AND COMPETITION

         The primary market area for Heartland National Bank is Highlands County, Florida. Highlands County is located in the central part of Florida, approximately 100 miles from the east and west coasts. The county consists of three major communities, Sebring, Lake Placid and Avon Park. These communities are geographically located from the northern border of Highlands County to the south, a distance of approximately twelve miles apart. Each has its own municipal government, schools and identity.

          Highlands County represents a diverse market with a stable economy. Agriculture (citrus), health services and small retail service businesses are the major industries in the county. The county is also a major retirement community and continues to attract retirees due to the lower cost of living as compared to the coastal areas of Florida.

         Heartland National Bank operates two banking offices in Highlands County, one in Sebring and one in Lake Placid. These two cities represent the major business and retail activity for the county and Heartland National Bank expects to generate over 95% of its business from these two cities. Heartland National Bank focuses on serving the needs of the low to moderate income areas, targeting households with $25,000 in annual income and businesses with up to $10 million in sales, including agriculture businesses, attorneys, physicians, and small retail and service businesses.

         Competition in Highlands County is intense. The Highlands County market consists of eight commercial banks with a total of 25 branches. The four regional holding company banks operating in Highlands County possess over 80% of the market share in the county. Barnett Bank (now part of Bank of America) has historically held the dominant market share in the county, with approximately 31% market share as of September 1999. One locally owned independent bank also operates in Highlands County, and two other independent banks each have one branch office in the county.

         Financial institutions compete with one another primarily for deposits. Heartland National Bank's deposit base directly affects its loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the offering of unique financial services products. Heartland National Bank competes with financial institutions which have much greater financial resources than Heartland National Bank, and which may be able to offer more and unique services and possibly better terms to their customers.

         Heartland National Bank also competes with financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been entering the traditional banking markets. Due to the continuing growth of Highlands County, it is anticipated that additional competition will continue from new entrants to the market.

CORRESPONDENT BANKING

         Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. Heartland National Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12C.F.R.32.107 and OCC Banking
Circular 181 (Rev.) (August 2, 1984).

         Heartland National Bank plans to sells loan participations to correspondent banks with respect to loans which exceed Heartland National Bank's lending limit. As compensation for services provided by a correspondent, Heartland National Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1999 Heartland National Bank had no outstanding participations.

DATA PROCESSING

         Heartland National Bank has entered into a data processing servicing agreement with First Integrated Systems, which provides for Heartland National Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by SunTrust Bank, and payroll processing is provided by ADP.

EMPLOYEES

         As of March 15, 2000, Heartland National Bank employed 20 persons on a full-time basis, including four officers, and two persons on a part-time basis. Heartland National Bank will hire additional persons as needed, including additional tellers and financial service representatives. All employees of Heartland Bancshares are also employed by Heartland National Bank, and all of the compensation paid to such employees is paid by Heartland National Bank.

MONETARY POLICIES

         The results of operations of Heartland National Bank will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Heartland National Bank.

SUPERVISION AND REGULATION

         Heartland Bancshares and Heartland National Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of Heartland Bancshares and Heartland National Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), the Florida Department of Banking and Finance (the "Florida Banking Department") (to a limited extent) and the Federal Deposit Insurance Corporation (the "FDIC").

         Heartland Bancshares is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, Heartland Bancshares may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, Heartland Bancshares may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, Heartland Bancshares, or any other bank holding company located in Florida, may acquire a bank located in any other state, and a bank holding company located outside Florida may acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

         De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

         A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the company being the agency which traditionally regulates the activity in which the company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

         The principal provisions of the Financial Services Modernization Act will permit Heartland Bancshares, if it meets the standards for a "well-managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. Heartland Bancshares, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, Heartland Bancshares, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act will also allow the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. Such a subsidiary, though, is not permitted to engage in insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. Further, any financial subsidiary that the Bank created would generally be treated as an affiliate of the Bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

         It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

         A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         These activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect as activity for which Federal Reserve Board approval had been obtained.

         Heartland Bancshares is also regulated by the Florida Banking Department under the Florida Banking Code, which requires every bank holding company to obtain the prior approval of the Florida Commissioner of Banking before acquiring more than 5% of the voting shares of any Florida bank or all or substantially all of the assets of a Florida bank, or before merging or consolidating with any Florida bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Florida bank or Florida bank holding company unless the Florida bank or all Florida bank subsidiaries of the bank holding company to be acquired have been in existence and continuously operating, on the date of the acquisition, for a period of three years or more. However, approval of the Florida Banking Department is not required if the bank to be acquired, or all bank subsidiaries of the Florida bank holding company to be acquired, are national banks.

         Heartland National Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, Heartland National Bank, as a subsidiary of Heartland Bancshares, is subject to restrictions under federal law in dealing with Heartland Bancshares and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of the financial institution.

         Both Heartland Bancshares and Heartland National Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category.

         For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk- weighted assets. Both the Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

         The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was limited to a maximum of 50% of total

Tier 1 capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier 1 capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

         In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

         The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The OCC, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the institution is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                                      Total Risk-Based        Tier 1 Risk-Based               Tier 1
                                        Capital Ratio           Capital Ratio              Leverage Ratio
                                        -------------           -------------              --------------
Well capitalized(1)                 (greater than or           (greater than or          (greater than or
                                     equal to)        10%      equal to)          6%         equal to)      5%
Adequately  Capitalized(1)          (greater than or           (greater than or          (greater than or
                                     equal to)         8%        equal to)        4%       equal to)        4%(2)
Undercapitalized(4)                 (less than)        8%      (less than)        4%     (less than)        4%(3)
Significantly Undercapitalized(4)   (less than)        6%      (less than)        3%     (less than)        3%
Critically Undercapitalized                           --                         --      (less than or
                                                                                           equal to)        2%(5)

---------------------------
(1) An institution must meet all three minimums.
(2) (greater than or equal to) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) (less than) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5) Ratio of tangible equity to total assets.

         The FDICIA also provides that each Federal banking agency must prescribe safety and soundness standards in certain areas of banking practice. In order to comply with the FDICIA, the Federal Reserve Board, the OCC and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

         Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

         As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site every eighteen months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a bank holding company, Heartland Bancshares is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of Heartland Bancshares and each of its subsidiaries.

         The scope of regulation and permissible activities of Heartland Bancshares and Heartland National Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. Heartland Bancshares and Heartland National Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.  DESCRIPTION OF PROPERTY

         Heartland National Bank operates two banking offices. One is located at 320 U.S. Highway 27 North, Sebring, Florida, and the other is located at 600 Highway 27 North, Lake Placid, Florida. Each office consists of a 5,000 square foot office facility containing a vault, four offices, five teller stations, four drive-in windows, a boardroom conference facility and a loan operations area.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which Heartland Bancshares or Heartland National Bank is a party or of which any of their properties are subject; nor are there material proceedings known to Heartland Bancshares to be contemplated by any governmental authority; nor are there material proceedings known to Heartland Bancshares, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Heartland Bancshares, or any associate of any of the foregoing is a party or has an interest adverse to Heartland Bancshares or Heartland National Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the quarter ended December 31, 1999 to a vote of security holders of Heartland Bancshares.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. MARKET INFORMATION

         During the period covered by this report and to date, there has been no established public trading market for Heartland Bancshares' common stock.

         B. HOLDERS OF COMMON STOCK

         As of March 1, 2000, there were 480 holders of record of Heartland Bancshares' common stock.

         C. DIVIDENDS

         To date, Heartland Bancshares has not paid any dividends on its common stock. As Heartland Bancshares and Heartland National Bank are both start-up enterprises, it is the policy of the Board of Directors of Heartland Bancshares to reinvest earnings for such period of time as is necessary to ensure the success of the operations of Heartland Bancshares and of Heartland National Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Heartland National Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of Heartland Bancshares.

         Heartland National Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the bank's net income for the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC is required if the total of all dividends declared by Heartland National Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of Heartland Bancshares' financial condition and results of operations should be read in conjunction with Heartland Bancshares' Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

THE COMPANY

         Heartland Bancshares was incorporated in August 1998 to serve as a holding company for Heartland National Bank. For approximately the first 13 months following its incorporation, the main activities of Heartland Bancshares centered on applying for a national bank charter, applying to become a bank holding company, preparing the banking facilities and premises, hiring and training bank employees, and raising capital in an initial public offering to fund the start-up of Heartland National Bank. On September 7, 1999, Heartland National Bank commenced operations.

RESULTS OF OPERATIONS

         During the development stage, from August 3, 1998 (date of incorporation) to September 7, 1999 (the date Heartland National Bank opened), Heartland Bancshares' net loss amounted to $124,753. Net loss from September 7, 1999 to December 31, 1999 amounted to $260,518. Losses from August 3, 1998 to December 31, 1999 amounted to $477,690.

         Net Interest Income

         Net interest income is the principal component of a financial institution's income stream and represents the difference between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. Heartland National Bank had no investments in tax-exempt securities during 1999 and, accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

         The following table sets forth, for the period indicated, certain information related to the Heartland Bancshares' average balance sheet, its yields on average earning assets and its average rates on interest-bearing liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the period indicated.


                                                               Year Ended December 31, 1999
                                                           -----------------------------------
                                                                        Interest
                                                            Average     Income/         Yield/
                                                            Balance     Expense         Rate
                                                            -------     -------         ----
                                                              (dollar amounts in thousands)
ASSETS
Earning assets:
   Loans, net of deferred loan fees(1)..............       $   767       $   77         10.00%
   Investment securities(2).........................           356           22          6.18%
   Federal funds sold...............................         3,421          191          5.58%
   Interest bearing escrow account..................         2,144           95          4.43%
                                                           -------       ------         -----
      Total earning assets..........................         6,688          385          5.76%
Cash and due from banks.............................           580
Premises and equipment, net.........................         1,946
Other assets........................................            65
Allowance for loan losses...........................            (9)
                                                           -------

      Total assets..................................       $ 9,270
                                                           =======

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits.................       $   662            9          1.36%
   Savings deposits.................................           178            5          2.81%
   Money market deposits............................         1,224           43          3.51%
   Certificates of deposit of $100,000 or more......           698           38          5.44%
   Other time deposits..............................           693           38          5.48%
   Organizational line of credit....................         1,196           19          1.67%(3)
                                                           -------       ------         -----
Total interest-bearing liabilities..................         4,651          152          3.27%
                                                                         ------
Noninterest-bearing demand deposits.................           693
Stock escrow liability..............................         2,144
Other liabilities...................................            20
Shareholders' equity................................         1,762
                                                           -------
      Total liabilities and shareholders' equity....       $ 9,270
                                                           =======

Net interest income.................................                     $  233
                                                                         ======
Net interest spread ................................                                     2.49%
Net interest margin.................................                                     3.48%


-----------------
(1)      During 1999, all loans were accruing interest.

(2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

(3) The rate is low due to construction loan interest added to premises and equipment assets.

         As reflected above, average yield on earning assets amounted to 5.76%, while the average cost of funds amounted to 3.27%. Net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest margin for the year ended December 31, 1999 amounted to 3.48%.

         To counter potential declines in the net interest margin and the interest rate risk inherent in the balance sheet, Heartland National Bank will periodically adjust the rates and terms of its interest-bearing liabilities in response to general market rate changes and the competitive environment. Management monitors Federal funds sold levels throughout the year, investing any funds not necessary to maintain appropriate liquidity in higher yielding investments such as short-term U.S. government and agency securities. Heartland National Bank will continue to manage its balance sheet and its interest rate risk based on changing market interest rate conditions.

         Rate/Volume Analysis of Net Interest Income

         A rate/volume analysis of net interest income cannot be provided as of December 31, 1999 because at that date Heartland National Bank had been operating for less than two years.

         Non-Interest Income

         Non-interest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of other real estate owned, and investments available for sale are included in non-interest income.

         Non-interest income for the year ended December 31, 1999 amounted to $34,000 and represented 0.37% of average assets. Management expects non-interest income as a percentage of average assets to increase significantly in 2000.

         Non-Interest Expense

         Non-interest expense for the year ended December 31, 1999 amounted to $763,000. As a percent of total average assets, non-interest expense amounted to 8.23%. The components of non-interest expense for 1999 are set forth below.


                                                    YEAR ENDED
                                                 DECEMBER 31, 1999
                                                 -----------------
Salaries and benefits......................           $411,000
Furniture and equipment....................             81,000
Advertising and public relations...........             18,000
Legal and professional.....................             40,000
Other operating expenses...................            213,000
                                                      --------
     Total non-interest expense............           $763,000
                                                      ========

         Provision for Loan Losses

         During 1999, $111,633 was provided to the allowance for loan losses. There were no charge-offs during 1999. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

FINANCIAL CONDITION

         Loan Portfolio

         The following table presents various categories of loans contained in Heartland National Bank's loan portfolio at December 31, 1999:

                                                            AS OF
         TYPE OF LOAN                                 DECEMBER 31, 1999
         ------------                                 -----------------
         Commercial .............................       $ 3,521,046
         Consumer ...............................           756,748
         Real estate ............................           863,371
                                                        -----------
                  Subtotal ......................         5,141,165
                  Less: allowance for loan losses          (111,633)
                                                        -----------
                  Total (net of allowances) .....       $ 5,029,532
                                                        ===========

         The following is a presentation of an analysis of maturities of loans at December 31, 1999:


                             DUE IN 1      DUE AFTER 1 TO     DUE AFTER
TYPE OF LOAN               YEAR OR LESS       5 YEARS          5 YEARS       TOTAL
------------               ------------       --------         -------       -----
                                                 (in thousands)
Commercial ..........        $2,040            $1,481           $    0       $3,521
Consumer ............            28               729                0          757
Real estate .........           248               615                0          863
                             ------            ------           ------       ------
    Total ...........        $2,316            $2,825           $    0       $5,141
                             ======            ======           ======       ======

         For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 1999:


                                           DUE IN 1      DUE AFTER 1 TO      DUE AFTER
TYPE OF LOAN                             YEAR OR LESS       5 YEARS           5 YEARS           TOTAL
------------                             ------------       --------          -------           -----
                                                                  (in thousands)
Predetermined fixed interest rate .....     $  646           $1,961           $    0           $2,607
Floating interest rate ................      1,670              864                0           $2,534
                                            ------           ------           ------           ------
     Total.............................     $2,316           $2,825           $    0           $5,141
                                            ======           ======           ======           ======

         As of December 31, 1999, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

         As of December 31, 1999, no loans were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 1999, there were no loans with respect to which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Interest accrual was not discontinued on any loans during 1999.

         Summary of Loan Loss Experience

         An analysis of Heartland National Bank's loan loss experience for fiscal 1999 is furnished in the following table, as well as a breakdown of the allowance for possible loan losses:

               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                       YEAR ENDED
                                                                    DECEMBER 31, 1999
                                                                    -----------------
           Balance at beginning of period.....................         $      0
           Charge-offs........................................                0
           Recoveries.........................................                0
           Additions charged to operations....................          111,633
                                                                       --------
           Balance at end of period...........................         $111,633
                                                                       ========
           Ratio of net charge-offs during the period to
                average loans outstanding during the period...                0%
                                                                       ========

         At December 31, 1999 the allowance was allocated as follows:


                                                               PERCENT OF LOANS
                                                               IN EACH CATEGORY
                                                    AMOUNT      TO TOTAL LOANS
                                                    ------      --------------
                                                   (dollar amounts in thousands)
Commercial ................................          $ 41              68%
Consumer ..................................            10              15
Real Estate ...............................            10              17
Unallocated ...............................            51               0
                                                     ----            ----
         Total ............................          $112             100%
                                                     ====            ====

         Loan Loss Reserve

         In considering the adequacy of Heartland National Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 68% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in Heartland National Bank's loan portfolio. However, 78% of the aggregate principal amount of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         Heartland National Bank's consumer loan portfolio constitutes 15% of outstanding loans at December 31, 1999. At December 31, 1999 the majority of Heartland National Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

         Real estate mortgage loans constituted 17% of outstanding loans at December 31, 1999. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         Unsecured loans accounted for 26% of the commercial and consumer loans outstanding at December 31, 1999. By their nature, unsecured loans pose a higher risk than secured loans.

         A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of Heartland National Bank. In addition to the above review, Heartland National Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of Heartland National Bank. Information provided from the above two independent sources, together with information provided by the management of Heartland National Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

         Deposits

         The following table presents, for the year ended December 31, 1999, the average amount of and average rate paid on each of the following deposit categories:


                                                        YEAR ENDED DECEMBER 31, 1999
                                                     ------------------------------------
DEPOSIT CATEGORY                                     AVERAGE AMOUNT     AVERAGE RATE PAID
----------------                                     --------------     -----------------
Non-interest bearing  demand deposits ......             $  693                --
NOW and money market deposits ..............             $1,886               2.8%
Savings deposits ...........................             $  178               2.8%
Time deposits ..............................             $1,391               5.5%

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1999:


                                         MATURITIES OF
                                 TIME CERTIFICATES OF DEPOSIT
                                      AT DECEMBER 31, 1999
                                 -----------------------------
                                   AMOUNT         AVERAGE RATE
                                   ------         ------------
                                (dollar amounts in thousands)

3 months or less ...........       $1,276              4.95%
3-6 months .................          600              5.46%
6-12 months ................          600              5.48%
over 12 months .............          900              5.52%
                                   ------             -----
     Total .................       $3,376              5.44%
                                   ======             =====

      Investment Portfolio

      As of December 31, 1999, investment securities comprised approximately 12% of Heartland Bancshares' assets, federal funds sold comprised approximately 51% of Heartland Bancshares' assets, and net loans comprised approximately 19% of Heartland Bancshares' assets. Heartland National Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, Heartland National Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from Heartland National Bank to another bank.

      The following table presents the estimated fair value of Heartland National Bank's investments at December 31, 1999. All securities held at December 31, 1999 were categorized as available for sale.

                                                              AT
                                                       DECEMBER 31, 1999
                                                       -----------------
              Investments available for sale:
                Obligations of U.S. Treasury
                and other U.S. agencies.............     $ 2,956,468
                Federal Reserve Bank stock..........         180,000
                                                         -----------
                   Total............................     $ 3,136,468
                                                         ===========


         The following table indicates, as of December 31, 1999, the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                               AMOUNT       YIELD(1)
                                                               ------      --------
         Investments available for sale:
           Obligations of U.S. Treasury
           and other U.S. agencies:
             0 - 1 year ..............................       $        0        --
             Over 1 through 5 years ..................        2,956,486       6.2%
             Over 5 through 10 years .................                0        --
             Over 10 years ...........................                0        --
           Federal Reserve Bank Stock, no maturity ...          180,000       6.0%
                                                             ----------      ----

                  Total ..............................       $3,136,468       6.2%
                                                             ==========      ====

         --------------------

         (1) Heartland National Bank has not invested in any tax-exempt obligations.

         Interest Rate Sensitivity

         Net interest income, Heartland National Bank's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize Heartland National Bank overall interest rate risks.

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1999 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                                           After
                                                           three
                                                           months       After six     After one
                                                            but          months       year but
                                             Within        within          but         within
                                              three          six         within         five       After five
                                             months        months       one year        years         years          Total
                                            --------      --------      --------      --------      --------        --------
EARNING ASSETS
Loans                                       $  2,913      $     74      $    180      $  1,974      $      0        $  5,141
US Government and agency
securities                                         0             0             0         3,151             0           3,151
Federal funds sold                            13,586             0             0             0             0          13,586
                                            --------      --------      --------      --------      --------        --------
     Total earning assets                   $ 16,499      $     74      $    180      $  5,125      $      0        $ 21,878
                                            ========      ========      ========      ========      ========        ========

SUPPORTING SOURCES OF
FUNDS
Interest-bearing demand
  deposits and savings                      $    841      $  1,208      $  2,320      $  5,806      $      0        $ 10,175
Certificates, less than $100 M                   354           728         1,490         1,104             0           3,676
Certificates, $100M and over                   1,276           600           600           900             0           3,376
                                            --------      --------      --------      --------      --------        --------
     Total interest-bearing liabilities     $  2,471      $  2,536      $  4,410      $  7,810      $      0        $ 17,228
                                            ========      ========      ========      ========      ========        ========
Interest-sensitivity gap                    $ 14,028      $ (2,462)     $ (4,230)     $ (2,685)     $      0        $  4,650
Cumulative interest-sensitivity gap         $ 14,028      $ 11,566      $  7,336      $  4,650      $      0        $  4,650
Interest-sensitivity gap ratio                  6.68%         0.03%         0.05%         0.66%            0%           1.27%
Cumulative interest-sensitivity gap
ratio                                           6.68%         3.31%         1.78%         1.27%            0%           1.27%


         As evidenced by the table above, Heartland National Bank is cumulatively asset sensitive. In an increasing interest rate environment, an asset sensitive position (a gap ratio of greater than 1.0%) is generally more advantageous since assets are repriced sooner than liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap of less than 1.0%) is generally more advantageous as liabilities are repriced sooner than assets. With respect to Heartland National Bank, an increase in interest rates would result in higher earnings while a decrease in interest rates will reduce earnings. This assumes, however, that all other factors affecting income remain constant.

         As Heartland National Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. Heartland National

Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

         Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Heartland National Bank's liquidity position was initially established with the net proceeds of the sale of $6,502,000 of the common stock of Heartland Bancshares in its initial public offering. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits grew to $20.4 million at December 31, 1999. Below are the pertinent liquidity balances and ratios at December 31, 1999.


                                                            AT
                                                   DECEMBER 31, 1999
                                                   -----------------
                                                    (DOLLAR AMOUNTS
                                                      IN THOUSANDS)
Cash and cash equivalents....................            $ 15,227
Securities available for sale................            $  3,136
CDs over $100,000 to total deposits ratio....                  17%
Loan to deposit ratio........................                  25%
Brokered deposits............................            $      0

         Cash and cash equivalents are the primary source of liquidity. At December 31, 1999, cash and cash equivalents amounted to $15.2 million, representing 57% of total assets. Securities available for sale provide a secondary source of liquidity. None of the $3.1 million in Heartland National Bank's securities portfolio is scheduled to mature in 2000.

         At December 31, 1999, large denomination certificates of deposits accounted for 17% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally more likely to be interest rate sensitive.

         Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1999, Heartland Bancshares had no brokered deposits in its portfolio.

         Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares liquidity increasing or decreasing in any material way in the foreseeable future.

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1999 are as follows:


                                                                YEAR ENDED
                                                             DECEMBER 31, 1999
                                                             -----------------

RETURN ON AVERAGE ASSETS................................           (4.2)%
RETURN ON AVERAGE EQUITY................................          (21.9)%
AVERAGE EQUITY TO AVERAGE ASSETS RATIO..................           19.0%
DIVIDEND PAYOUT RATIO...................................            0.0%

CAPITAL ADEQUACY

         There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

         The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

         The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMELS 1 by their primary regulator, (which includes the subsidiary Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies have also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at December 31, 1999:


                                                                     MINIMUM
                                                   DECEMBER 31,     REGULATORY
         HEARTLAND NATIONAL BANK                       1999        REQUIREMENT
         -----------------------                   ------------    -----------
         Tier 1 risk-based capital ratio ....           26%            4%
              Total risk-based capital ratio            27%            8%
         Leverage ratio .....................           25%            4%

         HEARTLAND BANCSHARES - CONSOLIDATED
         Tier 1 risk-based capital ratio ....           29%            4%
               Total risk-based capital ratio           30%            8%
         Leverage ratio .....................           27%            4%

         The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.

Item 7.  Financial Statements



                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants .............. Page 28

Consolidated Balance Sheets............................................29

Consolidated Statements of Operations..................................30

Consolidated Statements of Shareholders' Equity........................31

Consolidated Statements of Cash Flows..................................32

Notes to Consolidated Financial Statements.............................33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders
Heartland Bancshares, Inc.
Sebring, Florida


        We have audited the accompanying consolidated balance sheets of Heartland Bancshares, Inc. (the Company) and Subsidiary (Heartland National
Bank) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bancshares, Inc. and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                             /s/ OSBURN, HENNING AND COMPANY


                                             OSBURN, HENNING AND COMPANY


February 18, 2000
Orlando, Florida

                           HEARTLAND BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                               1999                   1998
                                                                                          ------------           ------------
                                                   ASSETS
Cash and due from banks                                                                   $  1,640,755           $     20,879
Federal funds sold                                                                          13,586,000                     --
                                                                                          ------------           ------------
          Total Cash and Cash Equivalents                                                   15,226,755                 20,879
Securities available for sale                                                                3,136,468                     --
Loans:
  Commercial, financial and agricultural                                                     3,521,046                     --
  Real estate - mortgage                                                                       863,371                     --
  Installment and consumer lines                                                               756,748                     --
                                                                                          ------------           ------------
                 Total Loans                                                                 5,141,165                     --
  Less:  Allowance for loan losses                                                            (111,633)                    --
                                                                                          ------------           ------------
                 Net Loans                                                                   5,029,532                     --
Property and equipment                                                                       2,767,509                645,775
Other assets                                                                                   341,466                  7,482
                                                                                          ------------           ------------

               TOTAL ASSETS                                                               $ 26,501,730           $    674,136
                                                                                          ============           ============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits:
      Noninterest-bearing demand                                                          $  3,166,211           $         --
      Savings, NOW and money market                                                         10,174,983                     --
      Time deposits under $100,000                                                           3,676,694                     --
      Time, $100,000 and over                                                                3,376,000
                                                                                          ------------           ------------
               Total Deposits                                                               20,393,888                     --
   Short-term borrowings                                                                            --                737,875
  Other liabilities                                                                             92,702                 18,680
                                                                                          ------------           ------------
               Total Liabilities                                                            20,486,590                756,555

Commitments and Contingencies (Note 10)

Shareholders' Equity
  Common stock, $.10 par value, 10,000,000 shares authorized; 652,030 shares and
    1,000 shares issued and outstanding for
    1999 and 1998, respectively                                                                 65,203                    100
  Preferred stock - $.01 par value; 1,000,000
    shares authorized; no shares issued or
    outstanding                                                                                     --                     --
  Additional paid-in capital                                                                 6,437,152                  9,900
  Retained earnings (deficit)                                                                 (477,690)               (92,419)
   Accumulated other comprehensive
    income (loss)                                                                               (9,525)                    --
                                                                                          ------------           ------------
               Total Shareholders' Equity                                                    6,015,140                (82,419)
                                                                                          ------------           ------------

               TOTAL LIABILITIES AND SHAREHOLDERS'
                 EQUITY                                                                   $ 26,501,730           $    674,136
                                                                                          ============           ============


See notes to financial statements.

                           HEARTLAND BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Year Ended December 31,
                                                             1999               1998
                                                          ---------           --------
Interest Income
  Interest and fees on loans                              $  76,679           $     --
  Interest on securities                                     21,592                 --
  Interest on federal funds sold                            191,243                 --
  Interest on stock escrow account                           95,201                 --
                                                          ---------           --------
               Total Interest Income                        384,715                 --
                                                          ---------           --------

Interest Expense
  Interest on deposits                                      132,551                 --
  Interest on short-term borrowings                          19,734              5,945
                                                          ---------           --------
               Total Interest Expense                       152,285              5,945
                                                          ---------           --------

               Net Interest Income (Expense)                232,430             (5,945)

Provision for Loan Losses                                  (111,633)                --
                                                          ---------           --------
               Net Interest Income (Expense)
                 After Provision For Loan Losses            120,797             (5,945)
                                                          ---------           --------

Noninterest Income
   Service charges and fees                                   7,148                 --
   Other income                                              26,529                 --
                                                          ---------           --------
               Total Noninterest Income                      33,677                 --
                                                          ---------           --------

Noninterest Expense
  Salaries and employee benefits                            410,972                 --
  Occupancy expenses                                         41,216                 --
  Equipment expenses                                         39,408                 --
  Other operating expenses                                  271,649             86,474
                                                          ---------           --------
               Total Noninterest Expense                    763,245             86,474
                                                          ---------           --------

               Loss Before Income Taxes                    (608,771)           (92,419)

               Income Tax Benefit                          (223,500)                --
                                                          ---------           --------

               NET LOSS                                   $(385,271)          $(92,419)
                                                          =========           ========

               NET LOSS PER SHARE                         $   (1.78)          $ (92.42)
                                                          =========           ========

               Average Shares Outstanding                   216,420              1,000
                                                          =========           ========


See notes to financial statements.

                           HEARTLAND BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                             Accumulated
                                    Common           Additional            Retained             Other               Total
                                     Stock             Paid-in             Earnings         Comprehensive       Shareholders'
                                   Par Value           Capital             (Deficit)        Income (Loss)          Equity
                                   ---------         -----------           ---------        -------------       -------------
BALANCE JANUARY 1, 1998             $    --          $        --           $      --           $    --           $        --

Issuance of 1,000 shares
  of common stock at $10
  per share                             100                9,900                  --                --                10,000

Net loss from inception
  (August 3, 1998) through
  December 31, 1998                      --                   --             (92,419)               --               (92,419)
                                    -------          -----------           ---------           -------           -----------


BALANCE DECEMBER 31, 1998               100                9,900             (92,419)               --               (82,419)

Comprehensive Income:
  Net loss for 1999                      --                   --            (385,271)               --              (385,271)
  Other comprehensive
   income:
    Establishment of
      unrealized loss
      on securities
      available for sale                 --                   --                  --            (9,525)               (9,525)
  Total Comprehensive
                                                                                                                 -----------
    Income (Loss)                        --                   --                  --                --              (394,796)
                                                                                                                 -----------

Issuance of 651,030 shares
  of common stock at $10
  per share                          65,103            6,445,197                  --                --             6,510,300

Offering costs                           --              (17,945)                 --                --               (17,945)
                                    -------          -----------           ---------           -------           -----------

BALANCE DECEMBER 31, 1999           $65,203          $ 6,437,152           $(477,690)          $(9,525)          $ 6,015,140
                                    =======          ===========           =========           =======           ===========


See notes to financial statements.

                           HEARTLAND BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Years Ended December 31,
                                                           1999                   1998
                                                       ------------           ------------
OPERATING ACTIVITIES
  Net loss                                             $   (385,271)          $    (92,419)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Deferred income taxes                                (223,500)                    --
      Provision for loan losses                             111,633                     --
      Depreciation and amortization                          52,733                     --
      Net accretion on securities available
        for sale                                             (1,466)                    --
  Change in year-end balances of:
    Interest receivable                                     (88,234)                    --
    Interest payable                                         61,170                     --
    Other accounts - net                                    (11,213)                15,805
                                                       ------------           ------------
               Net Cash Used In Operating
                 Activities                                (484,148)               (76,614)
                                                       ------------           ------------

INVESTING ACTIVITIES
  Purchases of securities available for sale             (3,150,194)                    --
  Net funding of loans                                   (5,141,165)                    --
  Acquisition of property and equipment                  (2,171,592)              (645,775)
                                                       ------------           ------------
               Net Cash Used In Investing
                 Activities                             (10,462,951)              (645,775)
                                                       ------------           ------------

FINANCING ACTIVITIES
  Net deposits                                           20,393,888                     --
  Sale of common stock                                    6,510,300                 10,000
  Offering costs                                            (13,338)                (4,607)
  Draws under lines of credit                                    --                737,875
  Repayment of lines of credit                             (737,875)                    --
                                                       ------------           ------------
               Net Cash Provided By Financing
                 Activities                              26,152,975                743,268
                                                       ------------           ------------

               Net Increase in Cash and Cash
                 Equivalents                             15,205,876                 20,879

               Cash and Cash Equivalents:
                 Beginning of year                           20,879                     --
                                                       ------------           ------------

                 End of year                           $ 15,226,755           $     20,879
                                                       ============           ============


SUPPLEMENTAL DISCLOSURE

   Interest paid                                       $     91,115           $      5,073
                                                       ============           ============

   Income taxes paid                                   $         --           $         --
                                                       ============           ============


See notes to financial statements.

                           HEARTLAND BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATIONAL BACKGROUND AND BASIS OF PRESENTATION

         Heartland Bancshares, Inc. (the Company) is a registered bank holding company which was formed to organize and own 100% of a newly-formed national bank, Heartland National Bank (the Bank). The Bank is a nationally-chartered full service, commercial banking institution with its main office in Sebring, Florida and a branch office in Lake Placid, Florida. The Bank was in the organization phase from August, 1998 until September 7, 1999 when it opened for business as a bank.

         The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and balances have been eliminated.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the reporting of comprehensive income in addition to net income or loss. Comprehensive income is comprised of net income or loss and items of "other comprehensive income". The Bank's only item of other comprehensive income is the unrealized loss on its available for sale investment securities portfolio.

         Securities Available for Sale

                  Securities which are used for asset/liability, liquidity, and other funds management purposes are classified as securities available for sale. These securities have indefinite holding periods and are accounted for on a fair value basis with net unrealized gains and losses included in other comprehensive income.

                  Amortization and accretion of premiums and discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method.

         Loans and Allowance For Loan Losses

                  Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding except for those classified as nonaccrual loans. The accrual of interest is discontinued when future collection of principal or interest in accordance with the contractual terms may be doubtful.

                           HEARTLAND BANCSHARES, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Loans and Allowance For Loan Losses (Continued)

                  The allowance for loan losses is established through a provision for loan losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans, industry historical loss experience, and other factors.

                  Loan fees, net of origination costs, are capitalized and amortized as yield adjustments over the respective loan terms. Interest and fees on loans includes loan fees of $4,724 in 1999.

         Property and Equipment

                  Property and equipment are stated at cost, less accumulated depreciation computed on the straight-line and accelerated methods over the estimated useful lives of the assets. These lives are summarized as follows:


                                      Asset                              Estimated Lives
                                      -----                              ---------------
                        Buildings                                             39 years
                        Land improvements                                     15 years
                        Office equipment and furnishings                  5 - 10 years
                        Software                                               3 years

                  Maintenance and repairs are charged to operations, and improvements and additions are capitalized.

         Income Taxes

                  The Company uses the liability method for accounting for deferred income taxes. This method requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         Cash Flow Information

                  For purposes of the statements of cash flows, the Company considers cash and due from banks and federal funds sold as cash and cash equivalents.

                           HEARTLAND BANCSHARES, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Loss Per Share

                  The net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options have not been considered since they would have an antidilutive effect.

         Reclassifications

                  Certain items shown in the December 31, 1998 financial statements have been reclassified to conform more closely to the classifications in the 1999 financial statements. These reclassifications had no effect on the equity or net loss of the Company as previously shown.


NOTE 3 - SECURITIES

         Amortized cost and estimated fair value of securities available for sale as of December 31, 1999 are as follows:


                                                                                        Federal
                                                 U. S.               U. S.              Reserve
                                               Treasury           Government             Bank
                                              Securities           Agencies              Stock               Total
                                              ----------          -----------           --------          -----------
                Amortized cost                $  500,998          $ 2,470,661           $180,000          $ 3,151,659
                Gross unrealized:
                  Gains                               --                   --                 --                   --
                  Losses                          (3,599)             (11,592)                --              (15,191)
                                              ----------          -----------           --------          -----------
                Estimated fair value          $  497,399          $ 2,459,069           $180,000          $ 3,136,468
                                              ==========          ===========           ========          ===========

         The amortized cost and estimated fair value of securities at December 31, 1999 by contractual maturity, are shown below:


                                                                      Securities
                                                                   Available for Sale
                                                            ------------------------------
                                                             Amortized           Estimated
                                                               Cost             Fair Value
                                                            ----------          ----------
                    Due in:
                      One year or less                      $       --          $       --
                      After one through five years           2,971,659           2,956,468
                      Other securities                         180,000             180,000
                                                            ----------          ----------
                                                            $3,151,659          $3,136,468
                                                            ==========          ==========

                           HEARTLAND BANCSHARES, INC.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

         Activity in the allowance for loan losses during 1999 is as follows:

                  Beginning balance                                           $        --
                    Provision                                                     111,633
                    Net charge-offs                                                    --
                                                                              -----------
                  Ending balance                                              $   111,633
                                                                              ===========

         The Bank had no non-accrual or other non-performing loans at December 31, 1999.


NOTE 5 - PROPERTY AND EQUIPMENT

         The components of property and equipment, and the aggregate related accumulated depreciation and amortization at December 31, 1999, are as follows:

             Land                                                             $   890,786
             Buildings                                                          1,257,837
             Furniture, equipment and software                                    668,744
                                                                              -----------
                                                                                2,817,367
                Less accumulated depreciation and amortization                    (49,858)
                                                                              -----------
                                                                              $ 2,767,509
                                                                              ===========


         Depreciation and amortization expense during 1999 was $49,858.


NOTE 6 - DEPOSITS

         At December 31, 1999, the scheduled maturities of time certificates of deposit are as follows:

                                                                             (In Thousands)
                                                                             --------------
         2000                                                                 $     5,049
         2001                                                                       1,349
         2002                                                                          --
         2003                                                                          --
         2004 and thereafter                                                          655

                           HEARTLAND BANCSHARES, INC.

NOTE 7 - OTHER OPERATING EXPENSES AND PRE-OPENING COMPONENTS

         The components of other operating expenses are as follows:

                  Various organizational expenses                                        $  69,153
                  Stationery and supplies                                                   47,431
                  Legal and professional                                                    39,593
                  Data and item processing                                                  33,515
                  Marketing and business development                                        18,083
                  Insurance                                                                 13,126
                  Telephone                                                                  9,459
                  Regulatory fees                                                            8,429
                  Loan expense                                                               8,179
                  All other                                                                 24,681
                                                                                         ---------
                                                                                         $ 271,649
                                                                                         =========

         As discussed in Note 1, the Bank's organizational activities began in August 1998. Major operating components incurred before and after opening are as follows:


                                                   Before              After
                                                  Opening             Opening            Total 1999
                                                 ---------           ---------           ----------
                  Income                         $ 116,258           $ 302,134           $ 418,392
                  Interest expense                 (19,734)           (132,551)           (152,285)
                  Loan loss provision                   --            (111,633)           (111,633)
                                                 ---------           ---------           ---------
                                                    96,524              57,950             154,474
                                                 ---------           ---------           ---------

                  Salaries and benefits            147,802             263,170             410,972
                  Occupancy                             --              41,216              41,216
                  FF & E                                --              39,408              39,408
                  Other expense                     73,475             198,174             271,649
                                                 ---------           ---------           ---------
                                                   221,277             541,968             763,245
                                                 ---------           ---------           ---------

                     Pre-tax loss                $(124,753)          $(484,018)          $(608,771)
                                                 =========           =========           =========

         All of the 1998 expenses were before commencement of operations by the Bank.


NOTE 8 - INCOME TAXES

         Since the Company incurred tax losses in 1998 and 1999, no current federal or state income tax is due or receivable and, accordingly, no current income tax expense or benefit has been provided. The tax benefit included in 1999 operations represents the deferred tax benefit attributable to cumulative differences between the book and tax bases of the Company's and the Bank's assets and liabilities, and to the net operating loss incurred in 1999.

                           HEARTLAND BANCSHARES, INC.

NOTE 8 - INCOME TAXES (CONTINUED)

         The more significant temporary differences and related deferred tax assets and liabilities at December 31, 1999 are as follows:

                  Temporary Differences

                      Deferred tax on deductible differences:
                        Net operating losses                                                $138,000
                        Pre-opening and organizational costs - net                            65,200
                        Loan loss reserve                                                     21,800
                        Unrealized loss on securities                                          5,666
                                                                                            --------
                                                                                             230,666
                      Deferred tax on taxable differences:
                        Property and equipment basis difference                                1,500
                                                                                            --------
                              Net asset included in financial statements                    $229,166
                                                                                            ========

         The difference between the recorded tax benefit and that which might be expected by application of the federal statutory corporate income tax rate of 34% is due primarily to the tax effects of state income tax.

         The net operating loss of approximately $427,000 at December 31, 1999 may be carried forward to offset income taxes otherwise payable in future years until its use or expiration in 2019.

         The Company and the Bank file consolidated income tax returns. Tax is allocated between the entities under a tax sharing agreement on an "as though separate" basis.


NOTE 9 - LOANS TO RELATED PARTIES

         During 1999, the Bank made loans to certain officers and directors, and companies in which they held a 10 percent or more beneficial ownership. The balance outstanding under these loans at December 31, 1999 was $31,800. These loans were made in the normal course of business at prevailing interest rates and terms.

                           HEARTLAND BANCSHARES, INC.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Financial Instruments With Off-Balance-Sheet Risk

                  The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Bank's involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments.

                  Commitments to extend credit, which amount to approximately $3,100,000 at December 31, 1999, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted.

                  Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. At December 31, 1999, the Bank had no outstanding stand-by letters of credit.

                  The Bank expects no significant losses to be realized in the performance of its obligations under any of the above instruments.

         Concentrations of Credit Risk

                  The Bank originates residential and commercial real estate loans, agriculture loans, and other consumer and commercial loans primarily in its Highlands County market area. In addition, the Bank may participate in loans originated by other banks or sell loans it originates to other banks. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon economic conditions in the market areas of its borrowers.

                           HEARTLAND BANCSHARES, INC.

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Use of Estimates in Preparation of Financial Statements

         The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. For the Company, such estimates significantly affect the amount at which the allowance for loan losses is carried, the amount of the deferred tax assets that are dependent upon future taxable income and the likelihood and timing of realization of such assets, and other factors and amounts entering into the preparation of the financial statements. All such estimates relate to unsettled transactions and events as of the date of the financial statements and, accordingly, upon settlement it is likely that actual amounts will differ from currently estimated amounts.


NOTE 11 - DIVIDEND RESTRICTIONS

         The payment of dividends by a national bank is subject to various restrictions set forth by law. Such restrictions generally limit dividends to an amount not exceeding net income for the current and two preceding years, less any dividends paid during such period. In addition, see Note 13 for indirect limitations on the payment of dividends.


NOTE 12 - STOCK OPTION PLAN

         The Company's board of directors approved a stock option plan permitting the granting of options for up to 35,000 shares of the Company's common stock to selected Bank officers and employees, and options for 40,000 shares to the Company's directors, subject to approval by the shareholders.

         During 1999, options for 30,000 shares were granted to officers and employees. Options granted generally become exercisable 20% in the year of grant, and 20% over each of the next four years. The exercise price of these options is the deemed fair value on the date of grant ($10). Any options not exercised expire ten years after their date of grant. Also during 1999, options for 40,000 shares were granted to the Company's outside directors. The exercise price and other terms of these options are the same as the officers' options, except that they vest over a five year period beginning with the first anniversary of the grant date.

         Of the 70,000 options outstanding at December 31, 1999, 5,000 were exercisable. The weighted average remaining contractual life at December 31, 1999 is 9.5 years.

                           HEARTLAND BANCSHARES, INC.

NOTE 12 - STOCK OPTION PLAN (CONTINUED)

         Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (the Standard), the Company is permitted to disclose rather than recognize any material compensation cost associated with its options. Compensation cost for this purpose is based on the fair value of options when granted, as determined under the new Standard and accrued in accordance with their vesting schedule. If the Company and the Bank were to recognize compensation costs associated with these options, the impact on the net loss for 1999 would not have been material.


NOTE 13 - REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized". If a bank exceeds the requirements of "adequately capitalized", and meets even more stringent minimum standards, it is considered "well capitalized". Management believes as of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.

                           HEARTLAND BANCSHARES, INC.

NOTE 13 - REGULATORY MATTERS (CONTINUED)

         The table below shows the total risk-based, Tier I risk-based, and Tier I leverage ratios of the Bank at December 31, 1999, and the minimum amounts and ratios needed to meet the definition of "well capitalized".


                                                                                                     Minimum Amount
                                                                                                      and Ratio to
                                                                                                       Remain Well
                                                                           Actual                      Capitalized
                                                                    ------------------            -------------------
                                                                    Amount       Ratio            Amount        Ratio
                                                                    ------       -----            ------        -----
                                                                  (Thousands)                  (Thousands)
    As of December 31, 1999:
      Total Capital (to
       Risk Weighted Assets)
        Consolidated                                                $5,913       30.1%            $1,962        10.0%
        Subsidiary bank                                              5,354       27.3              1,962        10.0
      Tier I Capital
       (to Risk Weighted Assets)
        Consolidated                                                 5,801       29.6              1,177         6.0
        Subsidiary bank                                              5,243       26.7              1,177         6.0
      Tier I Capital
       (to Average Assets)
        Consolidated                                                 5,801       26.7              1,085         5.0
        Subsidiary bank                                              5,243       24.8              1,057         5.0


NOTE 14 - HEARTLAND BANCSHARES, INC. (PARENT COMPANY-ONLY) FINANCIAL INFORMATION

         Condensed Balance Sheets


                                                                                         December 31,
                                                                                -----------------------------
                                                                                   1999               1998
                                                                                ----------          ---------
                      Assets
                         Cash and cash equivalents                              $  558,335          $  20,879
                         Investment in bank subsidiary, at equity                5,476,805            645,775
                         Other assets                                                   --              7,482
                                                                                ----------          ---------

                            Total Assets                                        $6,035,140          $ 674,136
                                                                                ==========          =========

                      Liabilities                                               $   20,000          $ 756,555

                      Shareholders' Equity (Deficit)                             6,015,140            (82,419)
                                                                                ----------          ---------

                            Total Liabilities and Shareholders' Equity          $6,035,140          $ 674,136
                                                                                ==========          =========

                           HEARTLAND BANCSHARES, INC.

NOTE 14 - HEARTLAND BANCSHARES, INC. (PARENT COMPANY-ONLY) FINANCIAL INFORMATION (CONTINUED)

         Condensed Statements of Operations


                                                                          Year Ended December 31,
                                                                      -------------------------------
                                                                          1999                1998
                                                                      -----------           ---------

           Income                                                     $   116,258           $      --
                                                                      -----------           ---------

           Expenses:
             Miscellaneous operating expense                               32,723              27,555
             Income taxes                                                  20,000                  --
                                                                      -----------           ---------
                                                                           52,723              27,555
                                                                      -----------           ---------
                  Income (Loss) Before Equity in Loss
                    of Subsidiary                                          63,535             (27,555)

           Equity in loss of subsidiary                                  (448,806)            (64,864)
                                                                      -----------           ---------

                  Net Loss                                            $  (385,271)          $ (92,419)
                                                                      ===========           =========

         Condensed Statements of Cash Flows


                                                                           Year Ended December 31,
                                                                      -------------------------------
                                                                          1999                1998
                                                                      -----------           ---------
            Operating Activities:
             Net loss                                                 $  (385,271)          $ (92,419)
             Deferred income tax                                           20,000                  --
             Equity recognition of subsidiary's loss                      513,670                  --
             Amortization                                                   2,875                  --
             Net change in other balance sheet
               accounts                                                   (18,680)             18,680
                                                                      -----------           ---------
                       Net Cash Provided By (Used In)
                           Operating Activities                           132,594             (73,739)
                                                                      -----------           ---------

            Investing Activities:
               Investment in bank stock                                (6,000,000)                 --
               Land acquired for bank                                          --            (645,775)
                                                                      -----------           ---------
                       Net Cash Used In Investing Activities           (6,000,000)           (645,775)
                                                                      -----------           ---------

            Financing Activities:
               Issuance of common stock at $10 per share                6,510,300              10,000
               Offering costs                                             (13,338)             (4,607)
               Reimbursement for land acquired on behalf
                 of Bank                                                  645,775                  --
               Proceeds from note payable                                      --             735,000
               Repayment of note payable                                 (737,875)                 --
                                                                      -----------           ---------
                       Net Cash Provided By Financing
                          Activities                                    6,404,862             740,393
                                                                      -----------           ---------

                       Net Increase in Cash                               537,456              20,879

                       Cash and Cash Equivalents at:
                           Beginning of Year                               20,879                  --
                                                                      -----------           ---------
                           End of Year                                $   558,335           $  20,879
                                                                      ===========           =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of Heartland Bancshares and Heartland National Bank are as follows:

                                                     Position with                Position with
Name                                  Age(1)      Heartland Bancshares        Heartland National Bank
----                                  ---         --------------------        -----------------------
James C. Clinard.................      46               President,                    President,
                                                 Chief Executive Officer       Chief Executive Officer
                                                   and Class I Director              and Director
James B. Belflower...............      48            Class I Director           Senior Lending Officer
                                                                                     and Director
David S. Lethem..................      41        Chief Financial Officer       Chief Financial Officer
Bert J. Harris, III..............      47            Class I Director                  Director
Issac G. Nagib...................      45           Class II Director                  Director
S. Allen Skipper.................      46           Class II Director                  Director
Malcolm C. Watters, Jr...........      52           Class II Director                  Director
William R. Grigsby...............      66           Class III Director                 Director
William R. Handley...............      45           Class III Director                 Director
Edward L. Smoak..................      52           Class III Director                 Director
Lawrence B. Wells................      45           Class III Director                 Director

---------------------
(1) As of March 1, 2000

         With the exception of Mr. Belflower, all of the directors of Heartland Bancshares have served as directors since the incorporation of the company in September 1998. Mr. Belflower has been a member of the Board of Directors since February 2000. Heartland Bancshares has a classified Board of Directors whereby one-third of the members will be elected each year at the company's Annual Meeting of Shareholders. Upon such election, each director of Heartland Bancshares serves for a term of three years. Heartland Bancshares' officers are appointed by its Board of Directors and hold office at the will of the Board.

         Each member of the Board of Directors of Heartland National Bank is elected each year at the Bank's Annual Meeting of Shareholders. As Heartland Bancshares is the sole shareholder of Heartland National Bank, bank directors are effectively elected by the Board of Directors of the holding company. Heartland National Bank's officers are appointed by its Board of Directors and hold office at the will of the Board.

         JAMES C. CLINARD has served the President and Chief Executive Officer of Heartland Bancshares since its formation in August 1998. He was previously employed by Barnett Bank of Highlands County from 1976 until Barnett Bank was acquired by NationsBank (now Bank of America) in 1998. Mr. Clinard served as Executive Vice President/Senior Retail Executive in his last six years with Barnett Bank.

         JAMES B. BELFLOWER has served as the Executive Vice President and Senior Lending Officer of Heartland National Bank since February 1999. Prior to joining Heartland National Bank, Mr. Belflower served for seven years as Senior Vice President and Senior Lending Officer of Barnett Bank of Highlands County.

         DAVID S. LETHEM has served as the Chief Financial Officer of Heartland Bancshares, Inc. since January 2000. Prior to joining Heartland, Mr. Lethem served as the Manager of Securities Operations for Life Investors of America, Inc. from August 1999 until October 1999. From February 1999 until August 1999, Mr. Lethem was the Internal Audit Manager for McLeod USA, Inc. Mr. Lethem also served as Chief Financial Officer and Cashier for a community bank owned by Marquette Bancshares, Inc. from 1992 until October 1998.

         BERT J. HARRIS, III has practiced law as a partner in the law firm of Swaine, Harris, Sheehan and McClure, P.A. since 1990. Mr. Harris and his firm served as bank counsel for Barnett Bank of Highlands County for over ten years and also represented NationsBank/Highlands County, SunTrust Bank/Central Florida and Community Bank of Lake Placid.

         ISSAC G. NAGIB began his career in physical therapy as Senior Physical Therapist at Mercy Hospital, Champaign, Illinois in 1980. In 1984, Dr. Nagib moved to Highlands County, Florida to serve in the position of Director of Physical Therapy at Highlands Regional Hospital in Sebring. In 1987, Dr. Nagib left Highlands Regional Hospital and founded Heartland Rehabilitation & Associates, Inc. Today, he operates offices in Sebring, Lake Placid, and in the Highlands Regional Medical Center in Sebring.

         S. ALLEN SKIPPER earned his Bachelor of Science degree in 1976 and his Medical Degree in 1980, both from the University of South Florida. Dr. Skipper began his practice in Sebring, Florida in 1987 as a General and Vascular Surgeon and currently serves as Chief of Surgery and Trustee at Highlands Regional Medical Center.

         MALCOLM C. WATTERS, JR. has been self-employed in the citrus business since 1970. Mr. Watters serves as Vice President and Director of Lake Placid Citrus Cooperative, a cooperative of citrus growers in Highlands County.

         WILLIAM R. GRIGSBY has been involved since 1972 in citrus production in Highlands County, Florida. He is currently a Managing Partner in the following operations: Southern Farms, a 7,000 acre citrus development in Highlands County, Florida and SunRay Farms, a 3,600 acre citrus development in Highlands County, Florida.

         WILLIAM R. HANDLEY is the owner of Homes by Handley, Inc., a construction company he founded in 1984.

         EDWARD L. SMOAK has been a managing partner in his family citrus and cattle business since 1970, as well as owning substantial citrus properties individually. He served as a Commissioner on the Florida Citrus Commission for eight years and has served as a Director in the Lake Placid Citrus Cooperative since 1985.

         LAWRENCE B. WELLS began a career in the insurance industry in 1974 with Florida Farm Bureau and formed his own independent agency in Lake Placid, Florida in 1983, which today has offices in Lake Placid and Sebring.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Heartland Bancshares.

         Heartland Bancshares is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following tables provide certain summary information for the fiscal year ended December 31, 1999 concerning compensation paid or accrued by Heartland Bancshares to or on behalf of Heartland Bancshares' Chief Executive Officer. None of the executive officers of Heartland Bancshares received compensation in excess of $100,000 during fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                               Long-term
                                              Annual Compensation             Compensation
                                          ---------------------------      ------------------
                                                                               Securities
  Name                      Year           Salary             Bonus        Underlying Options
  ----                      ----           ------             -----        ------------------

  James C. Clinard.....     1999           $92,767              --                20,000
                            1998(1)        $     0              --                   --

-------------------------

(1) Mr. Clinard has served as Chief Executive Officer of Heartland Bancshares since its incorporation in August 1998.


                              OPTION GRANTS IN 1999

                                Number of        Percentage of total
                            shares underlying     options granted to     Exercise price
Name                         options granted      employees in 1999        per share        Expiration date
----                         ---------------      -----------------        ---------        ---------------
James C. Clinard.........        20,000                 66.7%                $10.00             9/7/09

         No stock options were exercised by any optionee during fiscal 1999. The following table provides information regarding the number and value of options held by the Chief Executive Officer at December 31, 1999:

                          FISCAL YEAR END OPTION VALUES

                                 Number of Securities               Value of Unexercised
                            Underlying Unexercised Options          In-the-Money Options
                                  at Fiscal Year End                 at Fiscal Year End
Name                          Exercisable / Unexercisable        Exercisable / Unexercisable
----                          ---------------------------        ---------------------------
James C. Clinard.......             3,000 / 17,000                       $0 / $0 (1)

---------------------

(1) Dollar values calculated by determining the difference between the estimated fair market value of Heartland Bancshares' common stock at December 31, 1999 ($10.00) and the exercise price of such options. Because no organized trading market exists for the common stock of the Bank, the fair market value was computed by reference to the offering price of the common stock in the company's initial public offering.

Employment Agreement with Chief Executive Officer

         On October 2, 1998, Heartland Bancshares and Heartland National Bank entered into an employment agreement with James C. Clinard pursuant to which Mr. Clinard is employed as President and Chief Executive Officer of Heartland National Bank for a term expiring on September 7, 2004, the fifth anniversary of opening date of Heartland National Bank. Under the employment agreement, Mr. Clinard receives a salary at an annual rate of $100,000, which may be increased from time to time in the sole discretion of the Board of Directors of Heartland National Bank. Mr. Clinard will also be eligible to receive a bonus which will not exceed 30% of his annual base salary. In addition, Mr. Clinard has been issued an option pursuant to the employment agreement to purchase 15,000 shares of common stock of Heartland Bancshares at a price of $10.00 per share.

         In the event of a "change of control" of Heartland Bancshares, Mr. Clinard will be entitled to give written notice to Heartland Bancshares of termination of his employment agreement and to receive a cash payment equal to 200% of the amount of compensation received by Mr. Clinard in the year prior to termination. The employment agreement contains a non-compete provision which provides that if Mr. Clinard terminates the employment agreement prior to the expiration of the term of the agreement, for a period of 24 months thereafter he may not, without the prior written consent of Heartland National Bank, serve as an executive officer of any bank, bank holding company, or other financial institution in any county in which Heartland National Bank operates a branch facility.

         The employment agreement provides that Heartland National Bank may terminate the employment of Mr. Clinard with or without cause, but that in the latter case Mr. Clinard will receive a severance payment equal to 12 months' salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 1, 2000 with respect to ownership of the outstanding common stock of Heartland Bancshares by (i) all persons known by Heartland Bancshares to beneficially own more than 5% of the outstanding shares of common stock of Heartland Bancshares,
(ii) each director of Heartland Bancshares, and (iii) all executive officers and directors of Heartland Bancshares, as a group.

                                                   Number of Shares          Percent
Name                                             Beneficially Owned(1)     of Total(2)
----                                             --------------------      -----------
James C. Clinard............................           18,000(3)              2.7%
James B. Belflower..........................            7,000(4)              1.1%
Bert J. Harris, III.........................             10,000               1.5%
Issac G. Nagib..............................           15,000(5)              2.3%
S. Allen Skipper............................           10,000(6)              1.5%
Malcolm C. Watters, Jr......................           10,000(7)              1.5%
William R. Grigsby..........................           25,000(8)              3.8%
William R. Handley..........................           15,750(9)              2.4%
Edward L. Smoak.............................          25,000(10)              3.8%
Lawrence B. Wells...........................          10,000(11)              1.5%
      All directors and executive                    146,250(12)             22.2%
      officers, as a group (11 persons).....

---------------------

(1) In accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.

(2) In calculating the percentage ownership for a given individual or group, the number of shares of the company's common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but such unissued shares are not deemed outstanding in calculating the percentage ownership for other persons or groups.

(3) Includes 10,000 shares held in Mr. Clinard's individual retirement account, 4,900 shares held jointly with spouse and 3,000 shares subject to presently exercisable stock options.

(4) Consists of 5,000 shares held in Mr. Belflower's individual retirement account and 2,000 shares subject to presently exercisable stock options.

(5)      Includes 14,900 shares held jointly with spouse.

(6)      Includes 9,900 shares held jointly with spouse.

(7)      Includes 9,900 shares held jointly with spouse.

(8) Includes 24,900 shares held by WCW Holding, Ltd., a family limited partnership of which Mr. Grigsby is the general partner.

(9) Includes 5,000 shares held in Mr. Handley's Individual Retirement Account, 4,900 shares held jointly with spouse, and 5,000 shares held in the Individual Retirement Account of Mr. Handley's spouse, as to which beneficial ownership is disclaimed.

(10)     Includes 24,900 shares held in the Edward L. Smoak Revocable Trust.

(11)     Includes 9,900 shares held jointly with spouse.

(12) Includes 5,500 shares subject to presently exercisable options and 5,000 shares as to which beneficial ownership is disclaimed.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The property on which Heartland National Bank's Lake Placid office is located was purchased by Heartland Bancshares from Edward L. Smoak, a director of Heartland National Bank and Heartland Bancshares, for a purchase price of $246,000. Prior to purchasing the property, the organizers of Heartland National Bank obtained an appraisal from each of two state-certified general appraisers. Each of the appraisals reflected a value in excess of $246,000, and the organizers believed the price paid for the property did not exceed its fair market value.

         Heartland National Bank extends loans from time to time to certain of Heartland Bancshares' directors, their associates and members of the immediate families of the directors and executive officers of Heartland Bancshares. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with Heartland Bancshares or Heartland National Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form SB-2 for Heartland Bancshares filed with the SEC on November 12, 1998 ("SB-2"); and (ii) Amendment No. 1 to SB-2, filed with the SEC on January 6, 1999 ("SB-2/A"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

  Exhibit No.                       Description of Exhibit
  -----------                       ----------------------

      *3.1  -   Amended and Restated Articles of Incorporation of Heartland
                Bancshares (SB-2)

      *3.2  -   Amended and Restated Bylaws of Heartland Bancshares (SB-2)

      *4.1  -   Specimen Common Stock Certificate (SB-2/A)

     *10.1  -   Employment Agreement dated as of October 2, 1998 by and between
                Heartland Bancshares and James C. Clinard (SB-2)

   *10.1.1  -   Amendment No. 1 to Employment Agreement of James C. Clinard,
                dated December 1, 1998 (SB-2/A).

     *10.2  -   Contract for sale and purchase of land for the banking office in
                Sebring, Florida dated August 21, 1998 (SB-2/A)

     *10.3  -   Contract for sale and purchase of land for the banking office in
                Lake Placid, Florida, dated October 2, 1998. (SB-2/A)

      10.4  -   1999 Stock Option Plan

      10.5  -   Form of Incentive Stock Option Agreement

      10.6  -   Form of Nonqualified Stock Option Agreement

      21.1  -   Subsidiaries of the Registrant

      27.1  -   Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEARTLAND BANCSHARES, INC.


Dated:  March 28, 2000          By: /s/ James C. Clinard
                                    --------------------------------------------
                                    James C. Clinard
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated:  March 28, 2000          By: /s/ David S. Lethem
                                    --------------------------------------------
                                    David S. Lethem
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           Signature                             Title                           Date
           ---------                             -----                           ----

/s/ James C. Clinard                 President, Chief Executive Officer      March 28, 2000
-------------------------------              and Director
James C. Clinard

/s/ James B. Belflower                         Director                      March 28, 2000
-------------------------------
James B. Belflower

/s/ William R. Grigsby                          Director                     March 28, 2000
-------------------------------
William R. Grigsby

/s/ William R. Handley                         Director                      March 29, 2000
-------------------------------
William R. Handley

                                               Director                      March   , 2000
-------------------------------
Bert J. Harris, III

                                               Director                      March   , 2000
-------------------------------
Issac G. Nagib

/s/ S. Allen Skipper                           Director                      March 27, 2000
-------------------------------
S. Allen Skipper

/s/ Edward L. Smoak                            Director                      March 27, 2000
-------------------------------
Edward L. Smoak

/s/ Malcolm C. Watters, Jr.                    Director                      March 28, 2000
-------------------------------
Malcolm C. Watters, Jr.

/s/ Lawrence B. Wells                          Director                      March 28, 2000
-------------------------------
Lawrence B. Wells

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

                                  EXHIBIT INDEX

              Exhibit
                 No              Description
              --------           -----------

                10.4             1999 Stock Option Plan
                10.5             Form of Incentive Stock Option Agreement
                10.6             Form of Nonqualified Stock Option Agreement
                21.1             Subsidiaries of Registrant
                27.1             Financial Data Schedule (for SEC use only)