Form 10QSB
period 2000-03-31
HEARTLAND BANCSHARES INC/FL
filed 2000-05-15
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
      March 31, 2000                                         333-67107


                           HEARTLAND BANCSHARES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Florida                                                65-0854929
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


320 U.S. Highway 27 North, Sebring, Florida                            33870
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Issuer's telephone number:    (863) 386-1300
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

                     Yes [X]               No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


    Common Stock, $0.10 par value                       652,030
------------------------------------       ------------------------------------
               Class                          Outstanding as of May 10, 2000

Transitional Small Business Disclosure Format:

                     Yes [X]               No [ ]

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           HEARTLAND BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS                                                                    March 31, 2000         December 31, 1999
------                                                                    --------------         -----------------

Cash and due from banks .........................................          $   1,514,589           $   1,640,755
Federal funds sold ..............................................             11,235,000              13,586,000
                                                                           -------------           -------------
          Total cash and cash equivalents .......................             12,749,589              15,226,755
Securities available for sale ...................................             11,966,385               3,136,468
Loans:
   Commercial, financial and agricultural .......................              6,075,122               3,521,046
   Real estate - mortgage .......................................                412,186                 863,371
   Installment and consumer loans ...............................              2,013,544                 756,748
                                                                           -------------           -------------
            Total loans .........................................              8,500,852               5,141,165
Less:  Allowance for loan losses ................................               (143,933)               (111,633)
                                                                           -------------           -------------
                Net loans .......................................              8,356,919               5,029,532
Property and equipment ..........................................              2,761,548               2,767,509
Other assets ....................................................                567,144                 341,466
                                                                           -------------           -------------

                TOTAL ASSETS ....................................          $  36,401,585           $  26,501,730
                                                                           =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Non interest bearing demand ................................          $   6,163,647           $   3,166,211
     Savings, NOW, and money market .............................             14,128,610              10,174,983
     Time deposits under $100,000 ...............................              5,914,451               3,676,694
     Time deposits over $100,000 ................................              4,297,000               3,376,000
                                                                           -------------           -------------
           Total deposits .......................................             30,503,708              20,393,888
  Short term borrowing ..........................................                     --                      --
  Other liabilities .............................................                 15,664                  92,702
                                                                           -------------           -------------
                Total Liabilities ...............................             30,519,372              20,486,590

Shareholders' Equity
  Common stock, $.10 par value, 10,000,000 shares
     authorized; 652,030 shares  issued and outstanding .........                 65,203                  65,203
  Preferred stock - $.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding ................                     --                      --
  Additional paid-in capital ....................................              6,437,152               6,437,152
  Retained earnings (deficit) ...................................               (588,742)               (477,690)
  Accumulated other comprehensive income (loss) .................                (31,400)                 (9,525)
                                                                           -------------           -------------
                Total Shareholders' Equity ......................              5,882,213               6,015,140
                                                                           -------------           -------------
                TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY ..........................................          $  36,401,585           $  26,501,730
                                                                           =============           =============

                           HEARTLAND BANCSHARES, INC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                                                Quarter Ended March 31,
                                                                               2000                   1999
                                                                               ----                   ----

Interest income
  Interest and fees on loans ....................................          $     168,221           $          --
  Interest on securities ........................................                112,464                      --
  Interest on federal funds sold ................................                191,147                      --
                                                                           -------------           -------------
            Total interest income ...............................                471,832                      --
                                                                           -------------           -------------

Interest expense
  Interest on deposits ..........................................                207,512                      --
  Interest on short term borrowing ..............................                     --                  13,470
                                                                           -------------           -------------
             Total interest expense .............................                207,512                  13,470
                                                                           -------------           -------------

             Net interest income (expense) ......................                264,320                 (13,470)

Provision for loan losses .......................................                 32,300                      --
                                                                           -------------           -------------
             Net interest income (expense)
               after provision for loan losses ..................                232,020                 (13,470)
                                                                           -------------           -------------

Noninterest income
   Service charges and fees .....................................                 17,167                      --
   Other income .................................................                  6,128                  10,450
                                                                           -------------           -------------
              Total noninterest income ..........................                 23,295                  10,450
                                                                           -------------           -------------

Noninterest expense
   Salaries and employee benefits ...............................                201,458                  17,765
   Occupancy expenses ...........................................                 38,643                      --
   Equipment expenses ...........................................                 41,954                      --
   Other operating expenses .....................................                126,772                  12,857
                                                                           -------------           -------------
               Total noninterest expense ........................                408,827                  30,622
                                                                           -------------           -------------

               Loss before income taxes .........................               (153,512)                (33,642)

               Income tax (benefit) .............................                (42,400)                     --
                                                                           -------------           -------------

               NET LOSS .........................................          $    (111,112)          $     (33,642)
                                                                           =============           =============

               NET LOSS PER SHARE ...............................          $       (0.17)          $       (2.74)
                                                                           =============           =============

               Average shares outstanding .......................                652,030                  12,264
                                                                           =============           =============

                           HEARTLAND BANCSHARES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Quarters Ended March 31, 1999 and 2000
                                  (Unaudited)

                                                                                               Accumulated
                                               Common         Additional        Retained          Other             Total
                                             Stock Par         Paid-in          Earnings       Comprehensive    Shareholders'
                                               Value           Capital          (Deficit)      Income (Loss)        Equity
                                             ----------       ----------       ----------      -------------    -------------
BALANCE DECEMBER 31, 1998 .................  $      100       $    9,900       $  (92,419)     $       --        $   (82,419)

Issuance of 13,500 shares of common
   stock at $10.00 per share ..............       1,350          133,650               --              --            135,000
Net loss for first quarter 1999 ...........          --               --          (33,642)             --            (33,642)
                                             ----------       ----------       ----------      ----------        -----------
BALANCE MARCH 31, 1999 ....................  $    1,450       $  143,550       $ (126,061)     $       --        $    18,939
                                             ==========       ==========       ==========      ==========        ===========

BALANCE DECEMBER 31, 1999 .................  $   65,203       $6,437,152       $ (477,690)     $   (9,525)       $ 6,015,140

Comprehensive Income:
   Net loss for first quarter 2000 ........          --               --         (111,052)             --        $  (111,052)
   Other comprehensive income:
       Change in unrealized loss
          on securities available for
          sale ............................          --               --               --         (21,875)           (21,875)
                                                                                                                 -----------
   Total comprehensive income
      (loss) ..............................          --               --               --              --        $  (132,927)
                                             ----------       ----------       ----------      ----------        -----------
BALANCE MARCH 31, 2000 ....................  $   65,203       $6,437,152       $ (588,742)     $  (31,400)       $ 5,882,213
                                             ==========       ==========       ==========      ==========        ===========

                           HEARTLAND BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Quarter Ended March 31,
                                                                                 2000                    1999
                                                                                 ----                    ----
Operating Activities
   Net (loss) ...................................................          $    (111,112)          $     (33,642)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Deferred income taxes ..................................                (42,400)                     --
         Provision for loan losses ..............................                 32,300                      --
         Depreciation and amortization ..........................                 49,935                   1,438
         Net accretion on securities available for sale .........                 (7,925)                     --
   Change in year-end balances of:
         Other assets ...........................................               (152,768)                     --
         Other liabilities ......................................                (97,038)                  8,851
                                                                           -------------           -------------
                  Net cash (used in) operating activities .......               (329,008)                (23,353)
                                                                           -------------           -------------

Investing Activities
   Purchase of securities available for sale ....................             (8,854,377)                     --
   Net funding of loans .........................................             (3,359,687)                     --
   Acquisition of property and equipment ........................                (43,974)               (274,189)
                                                                           -------------           -------------
                  Net cash (used in) investing activities .......            (12,258,038)               (274,189)
                                                                           -------------           -------------
Financing Activities
   Net deposits .................................................             10,109,880                      --
   Sale of common stock .........................................                     --                 135,000
   Offering costs ...............................................                     --                 (13,337)
   Draws under lines of credit ..................................                     --                 270,000
                                                                           -------------           -------------
                  Net cash provided by financing activities .....             10,109,880                 391,663
                                                                           -------------           -------------

   Net increase (decrease) in cash and cash equivalents .........             (2,477,166)                 94,121
   Cash and cash equivalents:
             Beginning of year ..................................             15,226,755                  20,879
                                                                           -------------           -------------
             End of quarter .....................................          $  12,749,589           $     115,000
                                                                           =============           =============

                           HEARTLAND BANCSHARES, INC

                         NOTES TO FINANCIAL STATEMENTS

                       Three Months Ended March 31, 2000


NOTE 1 - ORGANIZATION

              Organization:

              Heartland Bancshares, Inc. is a Florida corporation with headquarters in Sebring, Florida. Heartland Bancshares was formed to organize and own 100% of the capital stock of Heartland National Bank, a nationally chartered full service institution with an office in Sebring, Florida, and an office in Lake Placid, Florida. Heartland National Bank opened for business on September 7, 1999.

              The accompanying consolidated financial statements include the accounts of Heartland Bancshares and Heartland National Bank. All significant intercompany accounts and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

              Basis of Presentation:

              The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of Heartland Bancshares' financial results have been made. Operating results for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Heartland Bancshares, Inc. was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association then in organization. For approximately the first 13 months following its incorporation, the main activities of Heartland Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $6.2 million to fund the startup of Heartland National Bank. By August 1999, Heartland Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on September 7, 1999, Heartland National Bank commenced operations.

                              Financial Condition

              Management continuously monitors the financial condition of Heartland National Bank in order to maintain sufficient capital to support the operations of Heartland National Bank and Heartland Bancshares and to protect the depositors of Heartland National Bank. Further discussion of significant items affecting Heartland National Bank's financial condition are discussed below.

Asset Quality

              A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. Heartland National Bank's directive in this regard is carried out through its policies and procedures for extending credit to Heartland National Bank's customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

              Principal banking operations commenced on September 7, 1999, and management has not identified any non-performing assets. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

              Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank's liquidity position was initially established through Heartland Bancshares' purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $30.5 million at March 31, 2000. Below are the pertinent liquidity balances and ratios at March 31, 2000.

                                                                        AT
                                                                  MARCH 31, 2000
                                                                  --------------
                  Cash and cash equivalents......................  $ 12,749,589
                  Securities available for sale..................  $ 11,966,385
                  CDs over $100,000 to total deposits ratio......          14.1%
                  Loan to deposit ratio..........................          27.9%

           Cash and cash equivalents are the primary source of liquidity. At March 31, 2000, cash and cash equivalents amounted to $12.8 million, representing 35.0% of total assets. Securities available for sale provide a secondary source of liquidity. None of the $12 million in Heartland National Bank's securities portfolio is scheduled to mature in 2000.

           At March 31, 2000, large denomination certificates accounted for 14.1% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

           Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares' liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

           There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

           The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative perpetual preferred stock and any related surplus and minority interest in the equity accounts of consolidated subsidiaries. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

           The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital into total assets. The OCC has established a 4.0% minimum leverage ratio requirement for all banks that are not rated CAMELS 1.

           The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at March 31, 2000:

                                                                      MINIMUM
                                                     MARCH 31,       REGULATORY
HEARTLAND NATIONAL BANK                                2000          REQUIREMENT
-----------------------                              --------        -----------
Tier 1 Capital................................        19.9%             4.00%
Total risk-based capital ratio................        20.5%             8.00%
Leverage ratio................................        16.5%             4.00%

HEARTLAND BANCSHARES - CONSOLIDATED
-----------------------------------
Tier 1 Capital................................        22.0%             4.00%
Total risk-based capital ratio................        22.6%             8.00%
Leverage ratio................................        17.8%             4.00%

           The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.

                             Results of Operations

           Since Heartland National Bank did not begin operations until the third quarter of 1999, a comparison of the company's results of operations for the quarter ended March 31, 1999 to those for the quarter ended March 31, 2000 would not be meaningful. This discussion will therefore concentrate on results of operations for the quarter ended March 31, 2000.

           Net income (loss) for the quarter ended March 31, 2000 amounted to $(111,112), or $(.17) per share. The following is a brief discussion of the more significant components of net income:

           (a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the quarter ended March 31, 2000.

                      Interest                                            Interest
                   Earning Assets/                          Average        Income/         Yield/
                 Bearing Liabilities                        Balance         Cost            Cost
                 -------------------                       --------       --------        --------
                                                                    (dollars in thousands)
                 Federal funds sold ................       $ 13,216       $    191            5.79%
                 Securities ........................          6,962            112            6.46%
                 Loans .............................          6,582            168           10.26%
                                                           --------       --------        --------
                      Total ........................       $ 26,760            471            7.08%
                                                           ========
                 Deposits ..........................       $ 20,846            208            4.01%
                                                           ========       ========        --------
                 Net interest income/spread ........                      $    263            3.07%
                                                                          ========        ========
                 Net yield on earning assets........                                          3.95%
                                                                                          ========

         (b) At December 31, 1999, the allowance for loan losses amounted to $111,633. During the quarter ended March 31, 2000, an additional $32,300 was provided to the allowance for loan losses. There have been no charge-offs since the opening of Heartland National Bank. As of March 31, 2000, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         (c) Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $23,295, or .07% of average assets, for the quarter ended March 31, 2000.

         (d) Non-interest expense for the quarter ended March 31, 2000 amounted to $408,827. As a percent of total average assets, non-interest expense amounted to 1.3%. The components of non-interest expense for the quarter ended March 31, 2000 are set forth below:

                 Salaries and benefits................................  $201,458
                 Occupancy expenses...................................    38,643
                 Equipment rentals, depreciation and maintenance......    41,954
                 General operating expenses...........................   126,772
                                                                        --------
                          Total non-interest expense..................  $408,827
                                                                        ========

         Heartland Bancshares is not aware of any current recommendation by any regulatory authority which, if implemented, would have a material effect on Heartland Bancshares' liquidity, capital resources or results of operations.

              Cautionary Note Regarding Forward-Looking Statements

         Heartland Bancshares may, from time to time, make written or oral forward-looking statements, including statements contained in Heartland Bancshares' filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Heartland Bancshares' actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in Heartland Bancshares' market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. Heartland Bancshares cautions that such factors are not exclusive. Heartland Bancshares does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, Heartland Bancshares.

                          PART II. - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.  The following exhibit is filed with this Report.

                  Exhibit No.      Description
                  -----------      -----------
                  27.1             Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 2000            By: /s/ James C. Clinard
                                  ------------------------------------------------------------
                                  James C. Clinard, President and Chief Executive Officer
                                  (principal executive officer)



Date: May 11, 2000            By: /s/ David S. Lethem
                                  ------------------------------------------------------------
                                  David S. Lethem, Chief Financial Officer
                                  (principal financial and accounting officer)