Form 10QSB
period 2000-06-30
HEARTLAND BANCSHARES INC/FL
filed 2000-08-14
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
      June 30, 2000                                            333-67107


                           HEARTLAND BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)


                 Florida                                               65-0854929
     (State or other jurisdiction of                                 (I.R.S. Employer
      incorporation or organization)                                Identification No.)

320 U.S. Highway 27 North, Sebring, Florida                               33870
 (Address of principal executive offices)                               (Zip Code)


Issuer's telephone number:     (863) 386-1300

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, $0.10 par value                       652,030
                    Class                       Outstanding as of July 25, 2000

Transitional Small Business Disclosure Format:

         Yes [ ]                  No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                           HEARTLAND BANCSHARES. INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)



ASSETS                                                          June 30, 2000           December 31, 1999
------                                                          -------------           -----------------

Cash and due from banks                                         $  1,547,764               $  1,640,755
Federal funds sold                                                13,972,000                 13,586,000
                                                                ------------               ------------
      Total cash and cash equivalents                             15,519,764                 15,226,755
Securities available for sale                                     15,799,489                  3,136,468
Loans:
   Commercial, financial and agricultural                          7,355,798                  3,521,046
   Real estate - mortgage                                            689,061                    863,371
   Installment and consumer loans                                  2,735,721                    756,748
                                                                ------------               ------------
      Total loans                                                10,780,580                  5,141,165
Less: Allowance for loan losses                                    (151,279)                  (111,633)
                                                                ------------               ------------
         Net loans                                                10,629,301                  5,029,532
Property and equipment                                             2,744,782                  2,767,509
Other assets                                                         691,195                    341,466
                                                                ------------               ------------

         TOTAL ASSETS                                           $ 45,384,531               $ 26,501,730
                                                                ============               ============


LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities
  Deposits:
     Non interest bearing demand                                $  7,383,866               $  3,166,211
     Savings, NOW, and money market                               19,642,408                 10,174,983
     Time deposits under $100,000                                  7,057,084                  3,676,694
     Time deposits over $100,000                                   5,359,000                  3,376,000
                                                                ------------               ------------
         Total deposits                                           39,442,358                 20,393,888
  Short term borrowing                                                    --                         --
  Other liabilities                                                  121,699                     92,702
                                                                ------------               ------------
         Total Liabilities                                        39,564,057                 20,486,590
                                                                ------------               ------------

Shareholders' Equity
  Common stock, $.10 par value, 10,000,000 shares
     authorized; 652,030 shares issued and outstanding                65,203                     65,203

  Preferred stock - $.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding                          --                         --

  Additional paid-in capital                                       6,437,152                  6,437,152
  Retained earnings (deficit)                                       (656,639)                  (477,690)
  Accumulated other comprehensive income (loss)
     SFAS 115                                                        (25,242)                    (9,525)
                                                                ------------               ------------
         Total Shareholders' Equity                                5,820,474                  6,015,140
                                                                ------------               ------------

         TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                                 $ 45,384,531               $ 26,501,730
                                                                ============               ============

                           HEARTLAND BANCSHARES, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                      Six Months Ended June 30,
                                                                     2000                  1999
                                                                  ----------             --------

         Interest income
           Interest and fees on loans                             $  403,755             $     --
           Interest on securities (escrow acct)                      351,762               42,863
           Interest on federal funds sold                            383,897                   --
                                                                  ----------             --------
                Total interest income                              1,139,414               42,863
                                                                  ----------             --------

         Interest expense
           Interest on deposits                                      506,938                   --
           Interest on short term borrowing                               --               13,470
                                                                  ----------             --------
                Total interest expense                               506,938               13,470
                                                                  ----------             --------

                Net interest income                                  632,476               29,393

         Provision for loan losses                                    39,599                   --
                                                                  ----------             --------
                Net interest income (expense)
                  after provision for loan losses                    592,877               29,393
                                                                  ----------             --------

         Noninterest income
            Service charges and fees                                  38,080                   --
            Other income                                              13,086               10,450
                                                                  ----------             --------
                Total noninterest income                              51,166               10,450
                                                                  ----------             --------

         Noninterest expense
            Salaries and employee benefits                           407,822               66,216
            Occupancy expenses                                        74,338                   --
            Equipment expenses                                        87,548                   --
            Other operating expenses                                 318,184               30,209
                                                                  ----------             --------
                Total noninterest expense                            887,892               96,425
                                                                  ----------             --------

                Loss before income taxes                            (243,849)             (56,582)

                Income tax benefit                                   (64,900)                  --

                NET LOSS                                          $ (178,949)            $(56,582)
                                                                  ==========             ========

                NET LOSS PER SHARE                                $    (0.28)            $  (4.32)
                                                                  ==========             ========

                Average shares outstanding                           652,030               13,105
                                                                  ==========             ========

                           HEARTLAND BANCSHARES, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                  Quarter Ended June 30,
                                                                               2000                   1999
                                                                             ----------             --------

          Interest income
            Interest and fees on loans                                      $   235,534             $     --
            Interest on securities (escrow acct)                                239,298                   --
            Interest on federal funds sold                                      192,750                   --
                                                                            -----------             --------
                 Total interest income                                          667,582                   --
                                                                            -----------             --------

          Interest expense
            Interest on deposits                                                299,426                   --
            Interest on short term borrowing                                         --                   --
                                                                            -----------             --------
                 Total interest expense                                         299,426                   --
                                                                            -----------             --------

                 Net interest income                                            368,156                   --

          Provision for loan losses                                               7,299                   --
                                                                            -----------             --------
                 Net interest income (expense)
                    after provision for loan losses                             360,857                   --
                                                                            -----------             --------


          Noninterest income
             Service charges and fees                                            20,913                   --
             Other income                                                         6,958               42,863
                                                                            -----------             --------
                 Total noninterest income                                        27,871               42,863
                                                                            -----------             --------

          Noninterest expense
             Salaries and employee benefits                                     206,364               48,851
             Occupancy expenses                                                  35,695                   --
             Equipment expenses                                                  45,594                   --
             Other operating expenses                                           191,412               17,352
                                                                            -----------             --------
                 Total noninterest expense                                      479,065               65,803
                                                                            -----------             --------

                 Loss before income taxes                                       (90,337)             (22,940)

                 Income tax benefit                                             (22,500)                  --

                 NET LOSS                                                   $   (67,837)            $(22,940)
                                                                            ===========             ========

                 NET LOSS PER SHARE                                         $     (0.10)            $  (1.58)
                                                                            ===========             ========

                 Average shares outstanding                                     652,030               14,500
                                                                            ===========             ========

                           HEARTLAND BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Six Months Ended June 30,
                                                                               2000                  1999
                                                                           ------------           -----------

         Operating Activities
            Net (loss)                                                     $   (178,949)          $   (56,582)
            Adjustments to reconcile net loss to net cash used in
               operating activities:
                  Deferred income taxes                                         (64,900)                   --
                  Provision for loan losses                                      39,599                    --
                  Depreciation and amortization                                  97,710                 2,875
                  Net accretion on securities available for sale                  1,405                    --
            Change in year-end balances of:
                  Other assets                                                 (264,319)                   --
                  Other liabilities                                               8,997                (2,044)
                                                                           ------------           -----------
                      Net cash used in operating activities                    (360,457)              (55,751)
                                                                           ------------           -----------

         Investing Activities
            Purchase of securities available for sale                       (12,687,481)                   --
            Restricted Cash and Cash Equivalents                                     --            (6,226,663)
            Net funding of loans                                             (5,632,539)                   --
            Acquisition of property and equipment                               (74,982)             (740,210)
                                                                           ------------           -----------
                      Net cash used in investing activities                 (18,395,002)           (6,966,873)
                                                                           ------------           -----------

         Financing Activities
            Net deposits                                                     19,048,470                    --
            Sale of common stock                                                     --               135,000
            Escrow Liability                                                         --             6,183,800
            Offering costs                                                           --               (15,607)
            Draws under lines of credit                                              --               745,000
                                                                           ------------           -----------
            Net cash provided by financing activities                        19,048,470             7,048,193
                                                                           ------------           -----------

            Net increase in cash and cash equivalents                           293,011                25,569
            Cash and cash equivalents:
                      Beginning balance                                      15,226,755                20,879
                                                                           ------------           -----------
                      Ending balance                                       $ 15,519,766           $    46,448
                                                                           ============           ===========

                           HEARTLAND BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Six Months Ended June 30, 1999 and 2000
                                  (Unaudited)


                                                                                              Accumulated
                                             Common         Additional       Retained           Other               Total
                                            Stock Par        Paid-in         Earnings        Comprehensive       Shareholders'
                                              Value          Capital         (Deficit)       Income (Loss)          Equity
                                            ---------       ----------       ---------       -------------       -------------

BALANCE DECEMBER 31, 1998                    $   100        $    9,900        $ (92,419)        $     --         $   (82,419)

Issuance of 13,500 shares of common            1,350           133,650               --               --             135,000
stock at $10.00 per share
Net loss for the six months ended                 --                --          (56,582)              --             (56,582)
  6/30/1999
                                             -------        ----------        ---------         --------         -----------
BALANCE JUNE 30, 1999                        $ 1,450        $  143,550        $(149,001)        $     --         $    (4,001)
                                             =======        ==========        =========         ========         ===========


BALANCE DECEMBER 31, 1999                    $65,203        $6,437,152        $(477,690)        $ (9,525)        $ 6,015,140

Comprehensive Income:
  Net loss for the six months ended               --                --         (178,949)              --         $  (178,949)
   6/30/2000
   Other comprehensive income:
     Change in unrealized loss
     on securities available for sale             --                --               --          (15,717)            (15,717)

Total comprehensive income (loss)                 --                --               --               --         $  (194,666)
                                             -------        ----------        ---------         --------         -----------
BALANCE JUNE 30, 2000                        $65,203        $6,437,152        $(656,639)        $(25,242)        $ 5,820,474
                                             =======        ==========        =========         ========         ===========

                           HEARTLAND BANCSHARES, INC

                         NOTES TO FINANCIAL STATEMENTS

                         Six Months Ended June 30, 2000


NOTE 1 - ORGANIZATION

         Organization:

         Heartland Bancshares, Inc. (the Company) is a Florida corporation with headquarters in Sebring, Florida. The Company was formed to organize and own 100% of the capital stock of Heartland National Bank (the
         Bank). The Bank is a nationally chartered full service institution with an office in Sebring, Florida, and an office in Lake Placid, Florida. The Bank opened for business on September 7, 1999.

         The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

         Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the Company's financial results have been made. Operating results for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

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

Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank's liquidity position was initially established through Heartland Bancshares' purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $39.5 million at June 30, 2000. Below are the pertinent liquidity balances and ratios at June 30, 2000.


                                                                                    AT
                                                                               JUNE 30, 2000
                                                                               -------------

              Cash and cash equivalents................................        $ 15,519,764
              Securities available for sale............................        $ 15,799,489
              CDs over $100,000 to total deposits ratio................                13.6%
              Loan to deposit ratio....................................                26.9%


         Cash and cash equivalents are the primary source of liquidity. At June 30, 2000, cash and cash equivalents amounted to $15.5 million, representing 34.2% of total assets. Securities available for sale provide a secondary source of liquidity. None of the $16 million in Heartland National Bank's securities portfolio is scheduled to mature in 2000.

         At June 30, 2000, large denomination certificates accounted for 13.6% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

         The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average total assets during the most recent quarter. The OCC has established a 4.0% minimum leverage ratio requirement for all banks that are not rated CAMELS 1.

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at June 30, 2000:


                                                                                                           MINIMUM
                                                                                  JUNE 30,               REGULATORY
                  HEARTLAND NATIONAL BANK                                           2000                 REQUIREMENT
                  -----------------------                                         -------                -----------
                  Tier 1 Capital                                                   28.1%                    4.00%
                  Total risk-based capital ratio                                   28.9%                    8.00%
                  Leverage ratio                                                   13.1%                    4.00%

                  HEARTLAND BANCSHARES - CONSOLIDATED
                  -----------------------------------
                  Tier 1 Capital                                                   30.8%                    4.00%
                  Total risk-based capital ratio                                   31.6%                    8.00%
                  Leverage ratio                                                   14.3%                    4.00%

         The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.

                             Results of Operations

         Since Heartland National Bank did not begin operations until the third quarter of 1999, a comparison of the company's results of operations for the six months and three months ended June 30, 1999 to the comparable period in 2000 would not be meaningful. This discussion will therefore concentrate on results of operations for the six months ended June 30, 2000.

         Net (loss) for the six months ended June 30, 2000 amounted to $(178,949), or $(.27) per share, and for the quarter ended June 30, 2000 amounted to $(67,837), or $(.10) per share. The following is a brief discussion of the more significant components of net income:

         (a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the six months and quarter ended June 30, 2000.


                                                         Six Months Ended
                                                          June 30, 2000
                  Interest                                             Interest
                  Earning Assets/                      Average          Income/       Yield/
                  Bearing Liabilities                  Balance           Cost         Cost
                  -------------------                  -------         --------       ------
                                                                    (in thousands)
                  Federal funds sold                    $12,479          $193          6.19%
                  Securities                             13,983           239          6.84%
                  Loans                                   9,390           236         10.19%
                                                        -------          ----         -----
                      Total                             $35,852          $668          7.46%
                                                        =======          ====         =====
                  Deposits                              $35,266          $299          3.40%
                                                        =======          ====         =====
                  Net interest income                                    $369          4.06%
                                                                         ====         =====
                  Net yield earning assets                                             4.12%
                                                                                      =====


                                                           Quarter Ended
                                                           June 30, 2000
                  Interest                                             Interest
                  Earning Assets/                      Average          Income/         Yield/
                  Bearing Liabilities                  Balance           Cost           Cost
                  -------------------                  -------         --------         ------
                                                                    (in thousands)
                  Federal funds sold                    $12,479          $193             6.19%
                  Securities                             13,983           239             6.84%
                  Loans                                   9,390           236            10.19%
                                                        -------          ----            -----
                           Total                        $35,852          $668             7.46%
                                                        =======          ====            =====
                  Deposits                              $35,266          $299             3.40%
                                                        =======          ====            =====
                  Net interest income                                    $369             4.06%
                                                                         ====            =====
                  Net yield earning assets                                                4.12%
                                                                                         =====

         (b) At March 31, 2000, the allowance for loan losses amounted to $143,933. During the quarter ended June 30, 2000, an additional $7,346 was provided to the allowance for loan losses. There have been charge-offs of $2,654 since the opening of Heartland National Bank. As of June 30, 2000, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         (c) Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $51,166, or .13% of average assets, for the six months ended June 30, 2000, and amounted to $27,871, or .07% of average assets, for the quarter ended June 30, 2000.

         (d) Non-interest expense for the six months and quarter ended June 30, 2000 amounted to $887,892 and $479,065, respectively. As a percent of total average assets, non-interest expense amounted to 2.18% and 1.2%, respectively. The components of non-interest expense for the six months and quarter ended June 30, 2000 are set forth below:


                                                                       Six months ended                Quarter ended
                                                                        June 30, 2000                  June 30, 2000
                                                                        -------------                  -------------

                 Salaries and benefits                                    $407,822                       $206,364
                 Occupancy expenses                                         74,338                         35,695
                 Equipment rentals, depreciation                            87,548                         45,594
                     and maintenance
                 General operating expenses                                318,184                        191,472
                                                                          --------                       --------
                     Total non-interest expense                           $887,892                       $479,125
                                                                          ========                       ========

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2000 Annual Meeting of Shareholders of Heartland Bancshares was held on April 20, 2000. The following table sets forth the name of each individual elected at the 2000 Annual Meeting and the results of voting with respect to each director:


                                                                             Votes
                 Director                                          For               Withheld
                 --------                                        -------             --------

                 James B. Belflower.................             406,900                  0
                 James C. Clinard...................             406,900                  0
                 Bert J. Harris, III................             406,900                  0
                 Issac G. Nagib.....................             406,900                  0
                 S. Allen Skipper...................             406,900                  0
                 Malcolm C. Watters, Jr.............             406,900                  0

         The term of each of the following directors of Heartland Bancshares continued after the 2000 Annual Meting: William R. Grigsby, William R. Handley, Edward L. Smoak and Lawrence B. Wells. The shareholders of Heartland Bancshares also voted to approve the Heartland Bancshares, Inc. 1999 Stock Option Plan, with 394,300 votes cast in favor of adoption of the Plan and 12,600 votes cast against adoption of the Plan. No other matters were submitted to a vote of the shareholders at the 2000 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits. The following exhibit is filed with this Report.


                  Exhibit No.              Description
                  -----------              -----------
                  27.1                     Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11, 2000       By: /s/ James C. Clinard
                               -----------------------------------
                                    James C. Clinard, President and Chief
                                    Executive Officer (principal executive
                                    officer)



Date: August 11, 2000       By: /s/ Janice T. Walker
                                ----------------------------------------------
                                    Janice T. Walker, Chief Financial Officer
                                    (principal financial and accounting officer)