Form 10QSB/A
period 2000-06-30
HEARTLAND BANCSHARES INC/FL
filed 2000-09-19
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended                            Commission File Number:
       June 30, 2000                                             333-67107


                           HEARTLAND BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Florida                                             65-0854929
   -------------------------------                           -------------------
   (State or other jurisdiction of                             (I.R.S. Employer
    incorporation or organization)                           Identification No.)


   320 U.S. Highway 27 North, Sebring, Florida                     33870
   -------------------------------------------                  ----------
   (Address of principal executive offices)                     (Zip Code)

   Issuer's telephone number: (863) 386-1300

   Not Applicable
   --------------
   (Former name, former address and former fiscal year, if changed since last report)



   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock, $0.10 par value                    652,030
                      Class                    Outstanding as of August 15, 2000



Transitional Small Business Disclosure Format:

                  Yes  [ ]       No [X]

The following item is amended:

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                                                                    AT
                                                                               JUNE 30, 2000
                                                                               -------------
                      Cash and cash equivalents................................$ 15,519,764
                      Securities available for sale............................$ 15,799,489
                       CDs over $100,000 to total deposits ratio...............        13.6%
                       Loan to deposit ratio...................................        26.9%

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

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at June 30, 2000:

                                                                                           MINIMUM
                                                                      JUNE 30,            REGULATORY
                  HEARTLAND NATIONAL BANK                               2000              REQUIREMENT
                                                                      --------            -----------
                  Tier 1 Capital                                       28.1%                 4.00%
                  Total risk-based capital ratio                       28.9%                 8.00%
                  Leverage ratio                                       13.1%                 4.00%

                  HEARTLAND BANCSHARES - CONSOLIDATED
                  Tier 1 Capital                                       30.8%                 4.00%
                  Total risk-based capital ratio                       31.6%                 8.00%
                  Leverage ratio                                       14.3%                 4.00%

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

                                                                   Six Months Ended June 30, 2000
                                                          -----------------------------------------------
                   Interest                                                    Interest
                   Earning Assets/                        Average              Income/             Yield/
                   Bearing Liabilities                    Balance               Cost               Cost
                   -------------------                    -------              -------             ------
                                                                           (in thousands)
                   Federal funds sold                     $12,847             $  384                5.98%
                   Securities                              10,492                351                6.69%
                   Loans                                    8,059                404               10.03%
                                                          -------             ------               -----
                            Total                         $31,398             $1,139                7.26%
                                                          =======             ======               =====
                   Deposits                               $24,596             $  507                4.12%
                                                          =======             ======               =====
                   Net interest income                                        $  632                3.14%
                                                                              ======               =====
                   Net yield earning assets                                                         4.03%
                                                                                                   =====

                                                               Quarter Ended June 30, 2000
                                                       ------------------------------------------
                   Interest                                              Interest
                   Earning Assets/                     Average           Income/          Yield/
                   Bearing Liabilities                 Balance            Cost            Cost
                   -------------------                 -------           -------          ------
                                                                     (in thousands)
                   Federal funds sold                  $12,479            $193             6.19%
                   Securities                           13,983             239             6.84%
                   Loans                                 9,390             236            10.19%
                                                       -------            ----            -----
                            Total                      $35,852            $668             7.46%
                                                       =======            ====            =====
                   Deposits                            $35,266            $299             3.40%
                                                       =======            ====            =====
                   Net interest income                                    $369             4.06%
                                                                          ====            =====
                   Net yield earning assets                                                4.12%
                                                                                          =====

         (b) At March 31, 2000, the allowance for loan losses amounted to $143,933. During the quarter ended June 30, 2000, an additional $7,299 was provided to the allowance for loan losses. As of June 30, 2000, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

         (d) Non-interest expense for the six months and quarter ended June 30, 2000 amounted to $887,892 and $479,065, respectively. As a percent of total average assets, non-interest expense amounted to 2.18% and 1.2%, respectively. The components of non-interest expense for the six months and quarter ended June 30, 2000 are set forth below:

                                                                              Six months ended               Quarter ended
                                                                               June 30, 2000                  June 30, 2000
                                                                              --------------                 --------------
                          Salaries and benefits                                  $407,822                       $206,364
                          Occupancy expenses                                       74,338                         35,695
                          Equipment rentals, depreciation                          87,548                         45,594
                                           and maintenance
                          General operating expenses                              318,184                        191,472
                                                                                  -------                       --------
                            Total non-interest expense                           $887,892                       $479,125
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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 19, 2000      By:      /s/ James C. Clinard
                                  ---------------------------------------------
                                           James C. Clinard, President and
                                           Chief Executive Officer
                                           (principal executive officer)


Date: September 19, 2000      By:      /s/ Janice T. Walker
                                  ----------------------------------------------
                                           Janice T. Walker, Chief Financial
                                           Officer (principal financial and
                                           accounting officer)