Form 10QSB
period 2000-09-30
HEARTLAND BANCSHARES INC/FL
filed 2000-11-13
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                             Commission File Number:
    September 30, 2000                                        333-67107

                           HEARTLAND BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

              Florida                                            65-0854929
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

320 U.S. Highway 27 North, Sebring, Florida                           33870
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: (863) 386-1300

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, $0.10 par value                      652,030
              Class                 Shares outstanding as of November 9, 2000

Transitional Small Business Disclosure Format:

                  Yes [ ]                    No [X]

                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30, 2000      December 31, 1999
                                                                ------------------      -----------------

ASSETS

Cash and due from banks                                            $  1,458,480            $  1,640,755
Federal funds sold                                                    9,942,000              13,586,000
                                                                   ------------            ------------
          Total cash and cash equivalents                            11,400,480              15,226,755
Securities available for sale                                        15,898,465               3,136,468
Loans:
   Commercial, financial and agricultural                             6,546,118               3,521,046
   Real estate - mortgage                                             3,845,965                 863,371
   Installment and consumer loans                                     3,760,181                 756,748
                                                                   ------------            ------------
            Total loans                                              14,152,264               5,141,165
Less: Allowance for loan losses                                        (176,753)               (111,633)
                                                                   ------------            ------------
                Net loans                                            13,975,511               5,029,532
Property and equipment                                                2,744,134               2,767,509
Other assets                                                            708,771                 341,466
                                                                   ------------            ------------

                TOTAL ASSETS                                       $ 44,727,361            $ 26,501,730
                                                                   ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Non interest bearing demand                                   $  6,753,401            $  3,166,211
     Savings, NOW, and money market                                  18,447,033              10,174,983
     Time deposits under $100,000                                     8,436,534               3,676,694
     Time deposits over $100,000                                      5,063,894               3,376,000
                                                                   ------------            ------------
           Total deposits                                            38,700,862              20,393,888
  Short term borrowing                                                       --                      --
  Other liabilities                                                     183,940                  92,702
                                                                   ------------            ------------
                Total Liabilities                                    38,884,802              20,486,590
                                                                   ------------            ------------

Shareholders' Equity
  Common stock, $.10 par value, 10,000,000 shares
     authorized; 652,030 shares issued and outstanding                   65,203                  65,203

  Preferred stock - $.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding                             --                      --

  Additional paid-in capital                                          6,437,152               6,437,152
  Retained earnings (deficit)                                          (715,237)               (477,690)
  Accumulated other comprehensive income (loss)
     SFAS 115                                                            55,441                  (9,525)
                                                                   ------------            ------------
                Total Shareholders' Equity                            5,842,559               6,015,140
                                                                   ------------            ------------

                TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY                                             $ 44,727,361            $ 26,501,730
                                                                   ============            ============

                           HEARTLAND BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended September 30,
                                                             2000              1999
                                                         ------------       ------------

Interest income
  Interest and fees on loans                              $   714,899       $       911
  Interest on securities (escrow acct)                        585,774           120,387
  Interest on federal funds sold                              624,018               690
                                                          -----------       -----------
            Total interest income                           1,924,691           121,988
                                                          -----------       -----------

Interest expense
  Interest on deposits                                        874,338             6,526
  Interest on short term borrowing                                 --            19,734
                                                          -----------       -----------
             Total interest expense                           874,338            26,260
                                                          -----------       -----------

             Net interest income                            1,050,353            95,728

Provision for loan losses                                      65,104             9,070
                                                          -----------       -----------
             Net interest income (expense)
               after provision for loan losses                985,249            86,658
                                                          -----------       -----------

Noninterest income
   Service charges and fees                                    61,995                --
   Other income                                                21,527             1,386
                                                          -----------       -----------
              Total noninterest income                         83,522             1,386
                                                          -----------       -----------

Noninterest expense
   Salaries and employee benefits                             635,729           209,533
   Occupancy expenses                                         136,130             3,178
   Equipment expenses                                         138,633             5,539
   Other operating expenses                                   486,226            63,953
                                                          -----------       -----------
               Total noninterest expense                    1,396,718           282,203
                                                          -----------       -----------

               Loss before income taxes                      (327,947)         (194,159)

               Income tax benefit                             (90,400)         (108,000)
                                                          -----------       -----------

               NET LOSS                                   $  (237,547)      $   (86,159)
                                                          ===========       ===========

               NET LOSS PER SHARE                         $     (0.36)      $     (1.24)
                                                          ===========       ===========

               Average shares outstanding                     652,030            69,621
                                                          ===========       ===========

                           HEARTLAND BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Quarter Ended September 30,
                                                             2000             1999
                                                          ----------       ----------

Interest income
  Interest and fees on loans                              $  311,144       $      911
  Interest on securities (escrow acct)                       234,012           77,524
  Interest on federal funds sold                             240,121              690
                                                          ----------       ----------
            Total interest income                            785,277           79,125
                                                          ----------       ----------

Interest expense
  Interest on deposits                                       367,400            6,526
  Interest on short term borrowing                                --            6,264
                                                          ----------       ----------
             Total interest expense                          367,400           12,790
                                                          ----------       ----------

             Net interest income                             417,877           66,335

Provision for loan losses                                     25,505            9,070
                                                          ----------       ----------
             Net interest income (expense)
               after provision for loan losses               392,372           57,265
                                                          ----------       ----------

Noninterest income
   Service charges and fees                                   23,915               --
   Other income                                                8,441            1,386
                                                          ----------       ----------
              Total noninterest income                        32,356            1,386
                                                          ----------       ----------

Noninterest expense
   Salaries and employee benefits                            227,907          143,317
   Occupancy expenses                                         61,792            3,178
   Equipment expenses                                         51,085            5,539
   Other operating expenses                                  168,042           44,194
                                                          ----------       ----------
               Total noninterest expense                     508,826          196,228
                                                          ----------       ----------

               Loss before income taxes                      (84,098)        (137,577)

               Income tax benefit                            (25,500)        (108,000)
                                                          ----------       ----------

               NET LOSS                                   $  (58,598)      $  (29,577)
                                                          ==========       ==========

               NET LOSS PER SHARE                         $    (0.08)      $    (0.16)
                                                          ==========       ==========

               Average shares outstanding                    652,030          180,812
                                                          ==========       ==========

                           HEARTLAND BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                       2000               1999
                                                                   ------------       ------------

Operating Activities
   Net (loss)                                                      $   (237,547)      $    (86,159)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Deferred income taxes                                          (90,400)          (108,000)
         Provision for loan losses                                       65,104              9,070
         Depreciation and amortization                                  148,837             10,875
         Net accretion on securities available for sale                  25,840                 --

   Change in year-end balances of:
         Other assets                                                  (264,319)           (34,752)
         Other liabilities                                                8,997              4,946
                                                                   ------------       ------------
             Net cash used in operating activities                     (343,488)          (204,020)
                                                                   ------------       ------------

Investing Activities
   Purchase of securities available for sale                        (12,653,284)          (180,000)
   Net funding of loans                                              (9,011,099)          (383,466)
   Acquisition of property and equipment                               (125,378)        (1,652,359)
                                                                   ------------       ------------
             Net cash used in investing activities                  (21,789,761)        (2,215,825)
                                                                   ------------       ------------

Financing Activities
   Net deposits                                                      18,306,974          7,648,906
   Sale of common stock                                                      --          6,492,355
   Repayment of lines of credit                                              --           (737,875)
                                                                   ------------       ------------
   Net cash provided by financing activities                         18,306,974         13,403,386
                                                                   ------------       ------------
   Net increase in cash and cash equivalents                         (3,826,275)        10,983,541
   Cash and cash equivalents:
             Beginning balance                                       15,226,755             20,879
                                                                   ------------       ------------
             Ending balance                                        $ 11,400,480       $ 11,004,420
                                                                   ============       ============

                           HEARTLAND BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Nine Months Ended September 30, 1999 and 2000
                                   (Unaudited)

                                              Common         Additional          Retained       Accumulated         Total
                                            Stock Par         Paid-in            Earnings          Other        Shareholders'
                                              Value           Capital           (Deficit)      Comprehensive        Equity
                                                                                               Income (Loss)
                                            ---------       ------------       ------------    -------------    -------------

BALANCE DECEMBER 31, 1998                    $    100       $      9,900       $    (92,419)      $     --       $    (85,669)

Issuance of 651,030 shares of common
stock at $10.00 per share                      65,103          6,427,252                 --             --          6,492,355
Net loss for the nine months ended
9/30/1999                                          --                 --            (86,159)            --            (86,159)
                                             --------       ------------       ------------       --------       ------------
BALANCE SEPTEMBER 30, 1999                   $ 65,203       $  6,437,152       $   (178,578)      $     --       $  6,320,527
                                             ========       ============       ============       ========       ============

BALANCE DECEMBER 31, 1999                    $ 65,203       $  6,437,152       $   (477,690)      $ (9,525)      $  6,015,140

Comprehensive Income:
Net loss for the nine months ended
9/30/2000                                          --                 --           (237,547)            --           (237,547)
      Other comprehensive income:
        Change in unrealized loss
        on securities available for sale           --                 --                 --         64,966             64,966
Total comprehensive income (loss)                  --                 --                 --             --           (172,581)
                                             --------       ------------       ------------       --------       ------------
BALANCE SEPTEMBER 30, 2000                   $ 65,203       $  6,437,152       $   (715,237)      $ 55,441       $  5,842,559
                                             ========       ============       ============       ========       ============

                            HEARTLAND BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      Nine Months Ended September 30, 2000

NOTE 1 - ORGANIZATION

         Heartland Bancshares, Inc. is a Florida corporation with headquarters in Sebring, Florida. Heartland Bancshares was formed to organize and own 100% of the capital stock of Heartland National Bank. Heartland National Bank is a nationally chartered full service institution with an office in Sebring, Florida, and an office in Lake Placid, Florida. Heartland National Bank opened for business on September 7, 1999.

         The accompanying consolidated financial statements include the accounts of Heartland Bancshares and Heartland National Bank. All significant inter-company accounts and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of Heartland Bancshares' financial results have been made. Operating results for the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

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

Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank's liquidity position was initially established through Heartland Bancshares' purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $38.7 million at September 30, 2000. Below are the pertinent liquidity balances and ratios at September 30, 2000.

                                                                             AT
                                                                    SEPTEMBER 30, 2000
                                                                    ------------------

                  Cash and cash equivalents ...................       $   11,400,480
                  Securities available for sale ...............       $   15,898,465
                    CDs over $100,000 to total deposits ratio .                 13.1%
                    Loan to deposit ratio .....................                 36.6%

         Cash and cash equivalents are the primary source of liquidity. At September 30, 2000, cash and cash equivalents amounted to $11.4 million, representing 25.5% of total assets. Securities available for sale provide a secondary source of liquidity. None of the $15.9 million in Heartland National Bank's securities portfolio is scheduled to mature in 2000.

         At September 30, 2000, large denomination certificates accounted for 13.1% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at September 30, 2000:

                                                                         MINIMUM
                                                     SEPTEMBER 30,      REGULATORY
                                                         2000           REQUIREMENT
                                                     -------------      -----------

         HEARTLAND NATIONAL BANK
         Tier 1 Capital                                   24.9%              4.0%
         Total risk-based capital ratio                   25.7%              8.0%
         Leverage ratio                                   11.9%              4.0%

         HEARTLAND BANCSHARES - CONSOLIDATED
         Tier 1 Capital                                   27.3%              4.0%
         Total risk-based capital ratio                   28.1%              8.0%
         Leverage ratio                                   13.0%              4.0%

         The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.

                              Results of Operations

         Since Heartland National Bank did not begin operations until September 7, 1999, a comparison of the company's results of operations for the nine months and three months ended September 30, 2000 to the comparable period in 1999 would not be meaningful. This discussion will therefore concentrate on results of operations for the nine months ended September 30, 2000.

         Net (loss) for the nine months ended September 30, 2000 amounted to $(237,547), or $(.36) per share, and for the quarter ended September 30, 2000 amounted to $(58,598), or $(.08) per share. The following is a brief discussion of the more significant components of net income:

         (a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the nine months and quarter ended September 30, 2000.

                                            Nine Months Ended
                                            September 30, 2000
                  Interest                                        Interest
                  Earning Assets/                     Average      Income/      Yield/
                  Bearing Liabilities                 Balance       Cost         Cost
                  -------------------                 -------     --------      -------
                                                           (dollars in thousands)

                  Federal funds sold                  $12,580      $   586         6.21%
                  Securities                           12,268          624         6.78%
                  Loans                                 9,401          715        10.14%
                                                      -------      -------      -------
                           Total                      $34,249      $ 1,925         7.49%
                                                      =======      =======      =======
                  Deposits                            $33,559      $   875         3.48%
                                                      =======      =======      =======
                  Net interest income                              $ 1,050         4.01%
                                                                   =======      =======
                  Net yield earning assets                                         4.09%
                                                                                =======

                                              Quarter Ended
                                            September 30, 2000
                  Interest                                        Interest
                  Earning Assets/                     Average      Income/     Yield/
                  Bearing Liabilities                 Balance       Cost        Cost
                  -------------------                 -------      -------     ------
                                                        (dollars in thousands)

                  Federal funds sold                  $12,051      $  234        7.77%
                  Securities                           15,838         240        6.06%
                  Loans                                12,054         311       10.32%
                                                      -------      ------      ------
                           Total                      $39,943      $  785        7.86%
                                                      =======      ======      ======
                  Deposits                            $39,321      $  367        3.73%
                                                      =======      ======      ======
                  Net interest income                              $  418        4.13%
                                                                   ======      ======
                  Net yield earning assets                                       4.19%
                                                                               ======

         (b) At June 30, 2000, the allowance for loan losses amounted to $151,279. During the quarter ended September 30, 2000, an additional $25,505 was provided to the allowance for loan losses. There have been charge-offs of $2,683 since the opening of Heartland National Bank. As of September 30, 2000, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         (c) Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $83,522, or .28% of average assets, for the nine months ended September 30, 2000, and amounted to $32,356, or .29% of average assets, for the quarter ended September 30, 2000.

         (d) Non-interest expense for the nine months and quarter ended September 30, 2000 amounted to $1,396,718 and $508,826, respectively. As a percent of total average assets, non-interest expense amounted to 4.77% and 4.55%, respectively. The components of non-interest expense for the nine months and quarter ended September 30, 2000 are set forth below:

                                                    Nine months ended          Quarter ended
                                                    September 30, 2000       September 30, 2000
                                                    ------------------       ------------------

         Salaries and benefits                          $  635,729               $  227,907
         Occupancy expenses                                136,130                   61,792
         Equipment rentals, depreciation and
              maintenance                                  138,633                   51,085
         General operating expenses                        486,226                  168,042
                                                        ----------               ----------
                Total non-interest expense              $1,396,718               $  508,826
                                                        ==========               ==========

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits. The following exhibit is filed with this Report.

                  Exhibit No.         Description
                  -----------         -----------

                  27.1                Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2000      By: /s/ James C. Clinard
                                 ------------------------------------------
                                 James C. Clinard, President and Chief Executive Officer (principal executive officer)


Date: November 13, 2000      By: /s/ Martha J. Kelley
                                 -----------------------------------------------
                                 Martha J. Kelley, Chief Financial Officer and Cashier (principal financial and accounting officer)