Form 10KSB40
period 2000-12-31
HEARTLAND BANCSHARES INC/FL
filed 2001-03-29
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                             -----------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

                ------------------------------------------------

                        Commission File Number 333-67107

                           HEARTLAND BANCSHARES, INC.

                              A Florida Corporation
                   IRS Employer Identification No. 65-0854929

                            320 U.S. Highway 27 North
                             Sebring, Florida 33870
                                 (863) 386-1300
            (Address and phone number of principal executive offices)

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

Revenue for the fiscal year ended December 31, 2000:   $2,871,395.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (546,080 shares) on March 1, 2001, was $5,460,800. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2001: 652,030 shares of $.10 par value common stock.

Documents Incorporated by Reference:  NONE

Transitional Small Business Disclosure Format (check one)   Yes [ ]   No  [X]

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of Heartland Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Heartland Bancshares' financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. Heartland Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         Heartland Bancshares was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association then in organization. Heartland National Bank opened for business in September 1999, and presently operates two banking offices, one in Sebring, Florida and one in Lake Placid, Florida. A third branch, in Avon Park, Florida, is scheduled to open on March 26, 2001. Heartland National Bank is a full service commercial bank, without trust powers. The bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Heartland National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.


         Heartland Bancshares was incorporated as a mechanism to enhance Heartland National Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of Heartland Bancshares' banking business through acquisition of other financial institutions and provision of additional banking-related services which a traditional commercial bank may not provide under present laws. For example, banking regulations require that a national bank maintain a minimum ratio of capital to assets. In the event that Heartland National Bank's growth is such that this minimum ratio is not maintained, Heartland Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Heartland National Bank or raise capital otherwise in a manner which is unavailable to Heartland National Bank, under existing banking regulations.

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

LOAN PORTFOLIO

         Heartland National Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2000, Heartland National Bank had a legal lending limit for unsecured loans of up to $771,741 to any one person. See "Supervision and Regulation."

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

         The following is a description of each of the major categories of loans in Heartland National Bank's loan portfolio:

         Commercial Loans

         Commercial lending is directed principally towards businesses whose demands for funds fall within Heartland National Bank's legal lending limits and which are potential deposit customers of the bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although Heartland National Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans may be secured by inventory, equipment, accounts receivable, and other assets.

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

         Highlands County represents a diverse market with a stable economy. Agriculture, health services and small retail service businesses are the major industries in the county. The county is also a major retirement community and continues to attract retirees due to the lower cost of living as compared to the coastal areas of Florida.

         Heartland National Bank operates two banking offices in Highlands County, one in Sebring and one in Lake Placid. These two cities represent the major business and retail activity for the county. Heartland National Bank focuses on serving the needs of the low to moderate income areas, targeting households with $25,000 in annual income and businesses with up to $10 million in annual revenue, including agriculture businesses, attorneys, physicians, and small retail and service businesses.

         Competition in Highlands County is intense. The Highlands County market consists of nine commercial banks with a total of 29 branches. The four regional holding company banks operating in Highlands County possess over 75% of the market share in the county. One locally owned independent bank also operates in Highlands County, and three other independent banks each have at least one branch office in the county.

         Financial institutions compete with one another primarily for deposits. Heartland National Bank's deposit base directly affects its loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the offering of unique financial services products. Heartland National Bank competes with financial institutions which have much greater financial resources than Heartland National Bank, and which may be able to offer more services and possibly better terms to their customers.

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

CORRESPONDENT BANKING

         Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. Heartland National Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and OCC Banking Circular 181 (Rev.) (August 2, 1984).

         Heartland National Bank plans to sell loan participations to correspondent banks with respect to loans which exceed Heartland National Bank's lending limit. As compensation for services provided by a correspondent, Heartland National Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2000 Heartland National Bank had no outstanding participations.

DATA PROCESSING

         Heartland National Bank has entered into a data processing servicing agreement with First Integrated Systems, pursuant to which Heartland National Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by SunTrust Bank, and payroll processing is provided by ADP.

EMPLOYEES

         As of March 7, 2001, Heartland National Bank employed 24 persons on a full-time basis, including seven officers, and two persons on a part-time basis. Heartland National Bank plans to additional persons as needed, including additional tellers and financial service representatives. All employees of Heartland Bancshares are also employed by Heartland National Bank, and all of the compensation paid to such employees is paid by Heartland National Bank.

MONETARY POLICIES

         The results of operations of Heartland National Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Heartland National Bank.

SUPERVISION AND REGULATION

General

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

           De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         A bank holding company which has not elected to become a financial holding company ("FHC") under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, non-FHC bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

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

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

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

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of a financial institution.

Gramm-Leach-Bliley

         The Gramm-Leach-Bliley Act, enacted on November 12, 1999, eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956 and the Securities Exchange Act of 1934, among other statutes. The Gramm-Leach-Bliley Act allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

         The Gramm-Leach-Bliley Act permits Heartland Bancshares to engage in activities that are "financial in nature." Such activities include security and insurance underwriting, investment banking, and limited merchant banking investing in commercial and industrial companies. To be eligible for such activities, Heartland Bancshares must qualify as a FHC and file a declaration as a FHC with the Federal Reserve. To qualify as a FHC, Heartland Bancshares must be "well-capitalized," "well managed" and have at least a satisfactory rating under the Community Reinvestment Act. Further, Heartland Bancshares, if it elects FHC status, can pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Gramm-Leach-Bliley Act also allows Heartland National Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Gramm-Leach-Bliley Act as being financial in nature. However, a financial subsidiary is not permitted to engage in activities such as insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. In addition, any financial subsidiary of Heartland National Bank would generally be treated as an affiliate of Heartland National Bank, rather than as a subsidiary, for purposes of affiliate transaction restrictions of the Federal Reserve Act.

         It is expected that the Gramm-Leach-Bliley Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

Capital Adequacy Requirements

         Both Heartland Bancshares and Heartland National Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

         For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are then added together to determine total risk-weighted assets.

         The Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to average assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth maintain ratios of at least 4% Tier 1 capital to total assets. The Federal Reserve Board also requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

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

         The OCC, the Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                             Total Risk-Based    Tier 1 Risk-Based        Tier 1
                                              Capital Ratio        Capital Ratio      Leverage Ratio
                                             ----------------    -----------------    --------------
       Well capitalized(1)                         >10%                 > 6%              > 5%
                                                   -                    -                 -

       Adequately Capitalized(1)                   > 8%                 > 4%              > 4%(2)
                                                   -                    -                 -

       Undercapitalized(4)                         < 8%                 < 4%              < 4%(3)

       Significantly Undercapitalized(4)           < 6%                 < 3%              < 3%

       Critically Undercapitalized                  -                    -                < 2%(5)
                                                                                          -

---------------------------

(1)      An institution must meet all three minimums.

(2)      >3% for composite 1-rated institutions, subject to appropriate federal
         -
         banking agency guidelines.

(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(5)      Ratio of tangible equity to total assets.

         In addition, the Federal Reserve Board, the OCC and the FDIC have adopted regulations, pursuant to the FDICA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

Reporting Requirements

         As a national bank, Heartland National Bank is subject to examination and review by the OCC. This examination is typically completed on-site every 18 months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

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

ITEM 2.   DESCRIPTION OF PROPERTY

         Heartland National Bank presently operates two banking offices. One is located at 320 U.S. Highway 27 North, Sebring, Florida, and the other is located at 600 Highway 27 North, Lake Placid, Florida. Each office consists of a 5,000 square foot office facility containing a vault, four offices, five teller stations, four drive-in windows, a boardroom conference facility, a loan operations area, and a drive-up ATM.


         On December 27, 2000, Heartland National Bank purchased from First Union National Bank an approximately 0.6-acre parcel of land located at 930 U.S. Highway 27 South, Avon Park, Florida, along with the approximately 3,600 square foot banking office located on the property, for an aggregate cash purchase price of $125,000. Heartland National Bank plans to open its third office at this location on March 26, 2001. The banking office contains a vault, two offices, four teller stations, two drive-in windows, and a walk-up ATM.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the quarter ended December 31, 2000 to a vote of security holders of Heartland Bancshares.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         During the period covered by this report and to date, there has been no established public trading market for Heartland Bancshares' common stock.

HOLDERS OF COMMON STOCK

         As of March 15, 2001, there were 488 holders of record of Heartland Bancshares' common stock.

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

         Heartland National Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. ss. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the bank's net income for the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. ss. 60(b), the approval of the OCC is required if the total of all dividends declared by Heartland National Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of Heartland Bancshares' financial condition and results of operations should be read in conjunction with Heartland Bancshares' consolidated financial statements, related notes and statistical information included elsewhere herein.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

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


         Net losses during the development stage amounted to $207,172, with $82,419 incurred from August 3, 1998 (date of incorporation) through December 31, 1998, and $124,753 incurred from January 1, 1999 to September 7, 1999 (the date Heartland National Bank opened). The net loss from September 7, 1999 to December 31, 1999 amounted to $260,518. Losses from August 3, 1998 to December 31, 1999 amounted to $467,690. During 2000, total assets of Heartland Bancshares grew from $26,501,730 to $47,942,449. Heartland Bancshares' net loss for 2000 amounted to $228,411, or $.35 per share.

         Net Interest Income

         Net interest income is the principal component of a financial institution's income stream and represents the difference between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. Heartland National Bank had no investments in tax-exempt securities during 1999 or 2000 and, accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

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


                                                         Year Ended December 31, 2000           Year Ended December 31, 1999
                                                     -----------------------------------       ------------------------------
                                                                    Interest                             Interest
                                                     Average        Income/        Yield/      Average   Income/
                                                     Balance        Expense         Rate       Balance   Expense   Yield/Rate
                                                     -------        --------        ----       -------   --------  ----------
 ASSETS                                                                   (dollar amounts in thousands)
 Earning assets:
   Loans, net of deferred loan fees(1) ........      $ 11,004        $ 1,114       10.12%     $   767      $ 77      10.00%
   Investment securities(2) ...................        13,181            895        6.79%         356        22       6.18%
   Federal funds sold .........................        11,686            733        6.27%       3,421       191       5.58%
   Interest bearing escrow account ............             0              0        0.00%       2,144        95       4.43%
                                                     --------        -------                  -------      ----
      Total earning assets ....................        35,871          2,742        7.64%       6,688       385       5.76%
Cash and due from banks .......................         1,596                                     580
 Premises and equipment, net ..................         2,753                                   1,946
 Other assets .................................           609                                      65
 Allowance for loan losses ....................          (155)                                     (9)
                                                     --------                                 -------
       Total assets ...........................      $ 40,674                                 $ 9,270
                                                     ========                                 =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
    Interest-bearing demand deposits ..........      $  5,019             70        1.39%      $  662         9      1.36 %
    Savings deposits ..........................         1,498             44        2.94%         178         5       2.81%
    Money market deposits .....................        10,670            488        4.57%       1,224        43       3.51%
    Certificates of deposit of $100,000 or more         4,504            269        5.97%         698        38       5.44%
    Other time deposits .......................         7,033            388        5.52%         693        38       5.48%
    Organizational line of credit .............             0              0        0.00%       1,196        19       1.67%(3)
                                                     --------        -------                   ------      ----
 Total interest-bearing liabilities ...........        28,724          1,259        4.38%       4,651       152       3.27%
 Noninterest-bearing demand deposits ..........         6,267                                     693
 Stock escrow liability .......................             0                                   2,144
 Other liabilities ............................           291                                      20
 Shareholders' equity .........................         5,392                                   1,762
                                                     --------                                   -----
       Total liabilities and shareholders'
          equity ..............................      $ 40,674                                  $9,270
                                                     ========                                  ======
                                                                     -------                              -----
 Net interest income ..........................                      $ 1,483                              $ 233
                                                                     =======                              =====      =====
 Net interest spread ..........................                                     3.26%                             2.49%
                                                                                    ====                             =====
 Net interest margin ..........................                                     4.13%                             3.48%
                                                                                    ====                             =====


------------------------------
(1)      During 2000 and 1999, all loans were accruing interest.

(2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

(3) The rate is low due to construction loan interest added to premises and equipment assets.

         Net yield on earning assets for the years ended December 31, 2000 and 1999 was 7.64% and 5.76%, respectively. The cost of funds was increased in order to obtain monies needed to fund the strong loan demand. However, despite the increased cost of funds, net interest income increased from $233,000 to $1,483,000. This increase is attributed to the significant increase in earning assets during 2000 and to the fact that the company engaged in banking for less than four months during 1999 and for the full year during 2000.

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

         Rate/Volume Analysis of Net Interest Income

         The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.


                                                                Year Ended December 31, 2000
                                                                       compared with
                                                                Year Ended December 31, 1999
                                                      --------------------------------------------------
                                                                 Increase (decrease) due to:
                                                                        Rate/
                                                       Volume          Volume       Rate            Total
                                                      -------          ----         ----          -------
Interest earned on: .........................                          (in thousands)
    Funds with escrow agent .................             (95)            0            0              (95)
    Taxable securities ......................             793            78            2              873
    Federal funds sold ......................             461            57           24              542
    Net loans ...............................           1,024            12            1            1,037
                                                      -------          ----         ----          -------
  Total interest income .....................           2,183           147           27            2,357
Interest paid on:
    NOW deposits and money market ...........             391            89           26              506
    Savings deposits ........................              37             2            0               39
    Time deposits ...........................             557            20            4              581
    Other borrowings ........................             (19)            0            0              (19)
    Other liabilities .......................               0             0            0                0
                                                      -------          ----         ----          -------
  Total interest expense ....................         $   966          $111         $ 30          $ 1,107
                                                      =======          ====         ====          =======
Change in net  interest income ..............         $ 1,217          $ 36         $ (3)         $ 1,250
                                                      =======          ====         ====          =======

         Non-Interest Income

         Non-interest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of other real estate owned, and investments available for sale are included in non-interest income.

         Non-interest income for the years ended December 31, 2000 and 1999 amounted to $129,000 and $34,000, respectively. As a percentage of average assets, non-interest income decreased from .37% in 1999 to .32% in 2000. The increase in the amount of non-interest income during 2000 is attributed to the increase in the number of deposit accounts, as well as transactional volume, and to a higher fee structure.

         The following table summarizes the major components of non-interest income for the years ended December 31, 2000 and 1999.


                                                                              Year ended December 31,
                                                                           ------------------------------
                                                                             2000                   1999
                                                                           --------               -------
Service fees on deposit accounts ...........................               $ 90,490               $ 7,148
Miscellaneous, other .......................................                 38,307                26,529
                                                                           --------               -------
    Total non-interest income ..............................               $128,797               $33,677
                                                                           ========               =======

         Non-Interest Expense

         Non-interest expense increased from $763,000 during 1999 to $1,861,000 in 2000. As a percent of total average assets, non-interest expenses decreased from 8.23% to 4.58%. The primary reason for the increase in non-interest expense is due to the fact that during 1999 Heartland National Bank was fully operational for less than four months, while during 2000 it was operational for the entire year. Below are the components of non-interest expense for the years 2000 and 1999.


                                                                                Year ended December 31,
                                                                           ---------------------------------
                                                                              2000                    1999
                                                                           ----------               --------
Salaries and benefits ......................................               $  863,143               $410,972
Occupancy and equipment expense ............................                  368,911                 80,624
Supplies and printing ......................................                   84,850                 47,431
Advertising and public relations ...........................                   32,790                 17,230
Legal and professional .....................................                  137,261                 39,593
Other operating expenses ...................................                  373,544                167,395
                                                                           ----------               --------
    Total non-interest expense .............................               $1,860,499               $763,245
                                                                           ==========               ========

         Provision for Loan Losses

         During 2000, the allowance for loan losses grew from $111,633 to $235,059. During 2000, the allowance for loan losses as a percent of gross loans decreased from 2.17% to 1.26%. There were no charge-offs during 1999 or 2000. As of December 31, 2000, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

FINANCIAL CONDITION

         Loan Portfolio

         The following table presents various categories of loans contained in Heartland National Bank's loan portfolio at December 31, 2000 and 1999:

                                                                                    As of December 31,
                                                                           ---------------------------------------
                                                                               2000                        1999
                                                                           ------------                -----------
Type of loan
Commercial .................................................               $  9,119,116                $ 3,521,046
Consumer ...................................................                  4,268,232                    756,748
Real estate ................................................                  5,307,665                    863,371
                                                                           ------------                -----------
Subtotal ...................................................                 18,695,013                  5,141,165
Less: allowance for loan losses ............................                   (235,059)                  (111,633)
                                                                           ------------                -----------
Total (net of allowances) ..................................               $ 18,459,954                $ 5,029,532
                                                                           ============                ===========

         The following is a presentation of an analysis of maturities of loans at December 31, 2000:


                                               Due in 1         Due after 1 to          Due after
                                              year or less         5 years                5 years               Total
                                              ------------      --------------          ----------              -------
Type of loan                                                                 (in thousands)
Commercial ...............................      $4,501               $ 4,569               $   49               $ 9,119
Consumer .................................       1,954                 2,187                  127                 4,268
Real estate ..............................         263                 3,930                1,115                 5,308
                                                ------               -------               ------               -------
         Total ...........................      $6,718               $10,686               $1,291               $18,695
                                                ======               =======               ======               =======

         For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2000:

                                               Due in 1         Due after 1 to          Due after
                                              year or less         5 years                5 years               Total
                                              ------------      --------------          ----------              -----
Type of loan                                                                (in thousands)
Predetermined fixed interest rate ........      $   817               $8,318               $288                $ 9,423
Floating interest rate ...................        9,272                    0                  0                  9,272
                                                -------               ------               ----                -------
         Total ...........................      $10,089               $8,318               $288                $18,695
                                                =======               ======               ====                =======



         As of December 31, 2000, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

         As of December 31, 2000, no loans were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2000, there were no loans with respect to which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Interest accrual was not discontinued on any loans during 2000.

         Summary of Loan Loss Experience

         An analysis of Heartland National Bank's loan loss experience for fiscal 2000 and 1999 is furnished in the following table, as well as a breakdown of the allowance for possible loan losses:

         Analysis of the Allowance for Possible Loan Losses


                                                                                   Year ended December 31,
                                                                                --------------------------------
                                                                                  2000                    1999
                                                                                --------                --------
Balance at beginning of period ..................................               $111,633                $      0
Charge-offs .....................................................                      0                       0
Recoveries ......................................................                      0                       0
Additions charged to operations .................................                123,426                 111,633
                                                                                --------                --------
Balance at end of period ........................................               $235,059                $111,633
                                                                                ========                ========
Ratio of net charge-offs during the period to average loans
    outstanding during the period ...............................                      0%                      0%
                                                                                ========                ========


         At December 31, 2000 and 1999 the allowance was allocated as follows:

                                                                              At December 31,
                                                    -----------------------------------------------------------------
                                                               2000                               1999
                                                     -----------------------------      -----------------------------
                                                                   Percent of loans                  Percent of loans
                                                                  in each category                   in each category
                                                      Amount        to total loans         Amount     to total loans
                                                      ------      ------------------       ------    -----------------
                                                                         (dollar amounts in thousands)
Commercial .............................               $ 43                49%               $ 41            68%
Consumer ...............................                 66                23%                 10            15%
Real Estate ............................                  4                28%                 10            17%
Unallocated ............................                122               N/A                  51           N/A
                                                       ----               ---                ----           ---
         Total .........................               $235               100%               $112           100%
                                                       ====               ===                ====           ===

         Loan Loss Reserve

         In considering the adequacy of Heartland National Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2000, 49% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in Heartland National Bank's loan portfolio. However, 71% of the aggregate principal amount of these commercial loans at December 31, 2000 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         Heartland National Bank's consumer loan portfolio constitutes 23% of outstanding loans at December 31, 2000. At December 31, 2000 the majority of Heartland National Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

         Real estate mortgage loans constituted 28% of outstanding loans at December 31, 2000. The loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         Unsecured loans accounted for 28% of the commercial and consumer loans outstanding at December 31, 2000. By their nature, unsecured loans pose a higher risk than secured loans.

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

         Deposits

         The following table presents, for the years ended December 31, 2000 and 1999, the average amount of and average rate paid on each of the following deposit categories:


                                                                          Year ended December 31,
                                                   ---------------------------------------------------------------------
                                                              2000                                      1999
                                                   -------------------------------        ------------------------------
                                                   Average               Average            Average             Average
                                                    amount              rate paid           amount             rate paid
                                                   ---------            ---------           -------            ---------
                                                                         (dollar amounts in thousands)
Deposit Category
Non-interest bearing  demand deposits .......       $ 6,267                --                $  693                --
NOW and money market deposits ...............       $15,689               3.6%               $1,886               2.8%
Savings deposits ............................       $ 1,498               2.9%               $  178               2.8%
Time deposits ...............................       $11,538               5.7%               $1,391               5.5%

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2000 and 1999:


                                                                                       At December 31,
                                                                 --------------------------------------------------------------
                                                                            2000                                 1999
                                                                 ------------------------              ------------------------
                                                                                 Average                                Average
                                                                  Amount           rate                Amount            rate
                                                                  ------         -------               ------          --------
                                                                                 (dollar amounts in thousands)
Time Certificates of Deposit
3 months or less ...........................................      $1,377           5.47%               $1,276            4.95%
3-6 months .................................................       1,136           6.13%                  600            5.46%
6-12 months ................................................       1,749           6.11%                  600            5.48%
over 12 months .............................................         741           6.26%                  900            5.52%
                                                                  ------                               ------
    Total ..................................................      $5,003           5.96%               $3,376            5.44%
                                                                  ======                               ======

         Investment Portfolio

         As of December 31, 2000, investment securities comprised approximately 35% of Heartland Bancshares' assets, federal funds sold comprised approximately 18% of Heartland Bancshares' assets, and net loans comprised approximately 39% of Heartland Bancshares' assets. Heartland National Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the

United States and obligations of agencies of the United States. In addition, Heartland National Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from Heartland National Bank to another bank.

         The following table presents the estimated fair value of Heartland National Bank's investments at December 31, 2000 and 1999. All securities held at December 31, 2000 and 1999 were categorized as available for sale.


                                                                                             As of December 31,
                                                                                     ------------------------------------
                                                                                        2000                      1999
                                                                                     -----------               ----------
         Investments available for sale:
         Obligations of U.S. Treasury and other U.S. agencies ............            $15,897,163               $2,956,468
         Equity securities ...............................................                181,400                  180,000
                                                                                      -----------               ----------
             Total .......................................................            $16,078,563               $3,136,468
                                                                                      ===========               ==========

         The following table indicates, as of December 31, 2000, the amortized cost of investments by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:


                                                                                                             Weighted
                                                                                                              average
                                                                                       Amount                 yield(1)
                                                                                    -----------              ---------
         Investments available for sale:
           Obligations of U.S. Treasury
           and other U.S. agencies:
             0 - 1 year .............................................               $ 4,486,236               5.64%
             Over 1 through 5 years .................................                10,191,088               6.23%
             Over 5 through 10 years ................................                 1,004,720               6.42%
             Over 10 years ..........................................                         0                 --
           Federal Reserve Bank Stock, no maturity ..................                   180,000               6.00%
                                                                                    -----------

                  Total .............................................               $15,862,044               6.08%
                                                                                    ===========

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

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2000 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                                                 After           After
                                                                 three            six         After
                                                   Within        months          months      one year     After
                                                   three       but within      but within   but within    five
                                                   months      six months       one year    five years    years       Total
                                                  --------     -----------     ----------   ----------    ------      -------
                                                                                 (In thousands)
EARNING ASSETS:
    Loans ...................................     $  8,812       $   138       $ 1,139       $ 8,318      $  288      $18,695
    Available-for-sale securities ...........        1,498           497         2,491        10,191       1,185      $15,862
    Federal funds sold ......................        8,395             0             0             0           0        8,395
                                                  --------       -------       -------       -------      ------      -------
    Total earning assets ....................     $ 18,705       $   635       $ 3,630       $18,509      $1,473      $42,952
                                                  ========       =======       =======       =======      ======      =======
SUPPORTING SOURCES OF FUNDS:
    Interest bearing demand deposits
    and savings .............................     $ 20,220       $     0       $     0       $     0      $    0      $20,220

Certificates, less than $100M ...............        2,713         1,973         3,569         1,159           0        9,414
    Certificates, $100M and over ............        1,377         1,136         1,749           741           0        5,003
                                                  --------       -------       -------       -------      ------      -------
    Total interest bearing liabilities ......     $ 24,310       $ 3,109       $ 5,318       $ 1,900      $    0      $34,637
                                                  ========       =======       =======       =======      ======      =======
Interest rate sensitivity gap ...............     $ (5,605)      $(2,474)      $(9,767)      $16,609      $1,473      $ 8,315
Cumulative gap ..............................     $ (5,605)      $(8,079)      $(1,688)      $ 6,842      $8,315
Interest rate sensitivity gap ratio .........        (30.0)%      (389.6)%       (46.5)%      89.7%       100.0%
Cumulative interest rate sensitivity
       gap ratio ............................        (30.0)%       (41.8)%       (42.5)%      16.5%        19.4%

         As evidenced by the table above, at December 31, 2000, Heartland National Bank is asset sensitive after one year. In an increasing interest rate environment, an asset sensitive position (a gap ratio of greater than 1.0%) is generally more advantageous since assets are repriced sooner than liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap of less than 1.0%) is generally more advantageous as liabilities are repriced sooner than assets. With respect to Heartland National Bank, an increase in interest rates would result in higher earnings while a decrease in interest rates will reduce earnings. This assumes, however, that all other factors affecting income remain constant.

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

         Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Heartland National Bank's liquidity position was initially established with the net proceeds of the sale of $6,502,000 of the common stock of Heartland Bancshares in its initial public offering. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits grew to $41.9 million at December 31, 2000. Below are the pertinent liquidity balances and ratios at December 31, 2000 and 1999.

                                                                                   At December 31,
                                                                           -----------------------------
                                                                             2000                  1999
                                                                           -------               -------
                                                                           (dollar amounts in thousands)
         Cash and cash equivalents....................................     $ 9,788               $15,227
         Securities available for sale................................     $15,897               $ 3,136
         CDs over $100,000 to total deposits ratio....................          12%                   17%
         Loan to deposit ratio........................................          45%                   25%
         Brokered deposits............................................     $     0               $     0

         Cash and cash equivalents are the primary source of liquidity. At December 31, 2000, cash and cash equivalents amounted to $9.8 million, representing 21% of total assets. Securities available for sale provide a secondary source of liquidity. Of Heartland National Bank's $15.9 million securities portfolio, $4.5 million is scheduled to mature in 2001.

         At December 31, 2000, large denomination certificates of deposits accounted for 12% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally more likely to be interest rate sensitive.

         Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2000, Heartland Bancshares had no brokered deposits in its portfolio.

         Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares' liquidity increasing or decreasing in any material way in the foreseeable future.

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2000 and 1999 are as follows:

                                                                                     Year ended December 31,
                                                                                     -----------------------
                                                                                     2000               1999
                                                                                     ----              -----
         Return on average assets..........................................          (0.6)%             (4.2)%
         Return on average equity..........................................          (4.2)%            (21.9)%
         Average equity to average assets ratio............................          13.3%              19.0%
         Dividend payout ratio.............................................           0.0%               0.0%

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

         The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMELS 1 by their primary regulator, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         In 1996, a rule was adopted by the Federal Reserve Board, the OCC and the FDIC that added a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies have also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at December 31, 2000:

                                                                                            Minimum
                                                                   December 31,            regulatory
                                                                      2000                requirement
                                                                   ------------           -----------
         HEARTLAND NATIONAL BANK
         Tier 1 risk-based capital ratio......................        19.5%                  4.0%
              Total risk-based capital ratio..................        20.5%                  8.0%
         Leverage ratio.......................................        11.0%                  4.0%

         HEARTLAND BANCSHARES - CONSOLIDATED
         Tier 1 risk-based capital ratio......................        21.6%                  4.0%
               Total risk-based capital ratio.................        22.5%                  8.0%
         Leverage ratio.......................................        12.0%                  4.0%

         The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed with this report:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders
Heartland Bancshares, Inc.
Sebring, Florida

         We have audited the accompanying consolidated balance sheets of Heartland Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Bancshares, Inc. and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       /s/ Osburn, Henning & Company


February 28, 2001

                           HEARTLAND BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              2000                   1999
                                                                                          ------------           ------------
                                                         ASSETS
Cash and due from banks                                                                   $  1,393,354           $  1,640,755
Federal funds sold                                                                           8,395,000             13,586,000
                                                                                          ------------           ------------
          Total Cash and Cash Equivalents                                                    9,788,354             15,226,755
Securities available for sale                                                               16,078,563              3,136,468
Loans:
  Commercial, financial and agricultural                                                     9,119,116              3,521,046
  Real estate - mortgage                                                                     5,307,665                863,371
  Installment and consumer lines                                                             4,268,232                756,748
                                                                                          ------------           ------------
                 Total Loans                                                                18,695,013              5,141,165
  Less:  Allowance for loan losses                                                            (235,059)              (111,633)
                                                                                          ------------           ------------
                 Net Loans                                                                  18,459,954              5,029,532
Property and equipment                                                                       2,830,032              2,767,509
Other assets                                                                                   785,546                341,466
                                                                                          ------------           ------------

               TOTAL ASSETS                                                               $ 47,942,449           $ 26,501,730
                                                                                          ============           ============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits:
      Noninterest-bearing demand                                                          $  7,330,714           $  3,166,211
      Savings, NOW and money market                                                         20,220,247             10,174,983
      Time deposits under $100,000                                                           9,312,569              3,676,694
      Time, $100,000 and over                                                                5,003,349              3,376,000
                                                                                          ------------           ------------
               Total Deposits                                                               41,866,879             20,393,888
  Other liabilities                                                                            136,414                 92,702
                                                                                          ------------           ------------
               Total Liabilities                                                            42,003,293             20,486,590

Commitments and Contingencies (Note 10)

Shareholders' Equity
  Common stock, $.10 par value, 10,000,000
    shares authorized; 652,030 shares issued
    and outstanding                                                                             65,203                 65,203
  Preferred stock - $.01 par value; 1,000,000
    shares authorized; no shares issued or
    outstanding                                                                                     --                     --
  Additional paid-in capital                                                                 6,437,152              6,437,152
  Retained earnings (deficit)                                                                 (706,101)              (477,690)
   Accumulated other comprehensive
    income (loss)                                                                              142,902                 (9,525)
                                                                                          ------------           ------------
               Total Shareholders' Equity                                                    5,939,156              6,015,140
                                                                                          ------------           ------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 47,942,449           $ 26,501,730
                                                                                          ============           ============

See notes to financial statements.

                           HEARTLAND BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              2000                   1999
                                                                                          ------------           ------------
Interest Income
  Interest and fees on loans                                                              $  1,113,661           $     76,679
  Interest on securities                                                                       895,485                 21,592
  Interest on federal funds sold                                                               733,452                191,243
  Interest on stock escrow account                                                                  --                 95,201
                                                                                          ------------           ------------
               Total Interest Income                                                         2,742,598                384,715
                                                                                          ------------           ------------

Interest Expense
  Interest on deposits                                                                       1,259,273                132,551
  Interest on short-term borrowings                                                                 --                 19,734
                                                                                          ------------           ------------
               Total Interest Expense                                                        1,259,273                152,285
                                                                                          ------------           ------------

               Net Interest Income                                                           1,483,325                232,430

Provision for Loan Losses                                                                     (123,426)              (111,633)
                                                                                          ------------           ------------
               Net Interest Income After
                 Provision For Loan Losses                                                   1,359,899                120,797
                                                                                          ------------           ------------

Noninterest Income
   Service charges and fees                                                                    113,286                  7,148
   Other income                                                                                 10,733                 26,529
   Gain on securities                                                                            4,778                     --
                                                                                          ------------           ------------
               Total Noninterest Income                                                        128,797                 33,677
                                                                                          ------------           ------------

Noninterest Expense
  Salaries and employee benefits                                                               863,143                410,972
  Occupancy expenses                                                                           182,514                 41,216
  Equipment expenses                                                                           186,397                 39,408
  Other operating expenses                                                                     628,445                271,649
                                                                                          ------------           ------------
               Total Noninterest Expense                                                     1,860,499                763,245
                                                                                          ------------           ------------

               Loss Before Income Taxes                                                       (371,803)              (608,771)

               Income Tax Benefit                                                             (143,392)              (223,500)
                                                                                          ------------           ------------

               NET LOSS                                                                   $   (228,411)          $   (385,271)
                                                                                          ============           ============

               NET LOSS PER SHARE                                                         $       (.35)          $      (1.78)
                                                                                          ============           ============

               Average Shares Outstanding                                                      652,030                216,420
                                                                                          ============           ============


See notes to financial statements.

                           HEARTLAND BANCSHARES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                           Common            Additional        Retained         Other               Total
                                            Stock             Paid-in          Earnings      Comprehensive       Shareholders'
                                          Par Value           Capital          (Deficit)     Income (Loss)          Equity
                                          ---------          -----------      ----------     -------------       -------------
BALANCE DECEMBER 31, 1998                 $    100           $     9,900      $  (92,419)      $      --         $   (82,419)

Comprehensive Income:
  Net loss for 1999                             --                    --        (385,271)             --            (385,271)
  Other comprehensive
   income:
    Establishment of
      unrealized loss
      on securities
      available for sale                        --                    --              --          (9,525)             (9,525)
  Total Comprehensive
    Income (Loss)                               --                    --              --              --            (394,796)

Issuance of 651,030 shares
  of common stock at $10
  per share                                 65,103             6,445,197              --              --           6,510,300

Offering costs                                  --               (17,945)             --              --             (17,945)
                                          --------           -----------      ----------       ---------         -----------

BALANCE DECEMBER 31, 1999                   65,203             6,437,152        (477,690)         (9,525)          6,015,140

Comprehensive Income:
  Net loss for 2000                             --                    --        (228,411)             --            (228,411)
  Other comprehensive
   income:
    Change in unrealized
      loss on securities
      available for sale                        --                    --              --         152,427             152,427
  Total Comprehensive
    Income (Loss)                               --                    --              --              --             (75,984)
                                          --------           -----------      ----------       ---------         -----------

BALANCE DECEMBER 31, 2000                 $ 65,203           $ 6,437,152      $ (706,101)      $ 142,902         $ 5,939,151
                                          ========           ===========      ==========       =========         ===========

See notes to financial statements.

                           HEARTLAND BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31,
                                                                                          -----------------------------------
                                                                                              2000                   1999
                                                                                          ------------           ------------
OPERATING ACTIVITIES
  Net loss                                                                                $   (228,411)          $   (385,271)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Deferred income taxes                                                                   (143,392)              (223,500)
      Provision for loan losses                                                                123,426                111,633
      Depreciation and amortization                                                            197,621                 52,733
      Net accretion on securities available
        for sale                                                                               (87,646)                (1,466)
  Change in year-end balances of:
    Interest receivable                                                                       (339,773)               (88,234)
    Interest payable                                                                            17,869                 61,170
    Other accounts - net                                                                       (14,353)               (11,213)
                                                                                          ------------           ------------
               Net Cash Used In Operating
                 Activities                                                                   (474,659)              (484,148)
                                                                                          ------------           ------------

INVESTING ACTIVITIES
  Net funding of loans                                                                     (13,553,848)            (5,141,165)
  Purchases of securities available for sale                                               (13,196,262)            (3,150,194)
  Principal collections on securities
    available for sale                                                                         574,686                     --
  Acquisition of property and equipment                                                       (261,309)            (2,171,592)
                                                                                          ------------           ------------
               Net Cash Used In Investing
                 Activities                                                                (26,436,733)           (10,462,951)
                                                                                          ------------           ------------

FINANCING ACTIVITIES
  Net increase in deposits                                                                  21,472,991             20,393,888
  Sale of common stock, net of offering costs                                                       --              6,496,962
  Repayment of lines of credit                                                                      --               (737,875)
                                                                                          ------------           ------------
               Net Cash Provided By Financing
                 Activities                                                                 21,472,991             26,152,975
                                                                                          ------------           ------------

               Net Increase (Decrease) in Cash and
                 Cash Equivalents                                                           (5,438,401)            15,205,876

               Cash and Cash Equivalents:
                 Beginning of year                                                          15,226,755                 20,879
                                                                                          ------------           ------------

           End of year                                                                    $  9,788,354           $ 15,226,755
                                                                                          ============           ============

SUPPLEMENTAL DISCLOSURE

   Interest paid                                                                          $  1,241,404                 91,115
                                                                                          ============           ============

   Income taxes paid                                                                      $         --           $         --
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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Comprehensive Income

         The Company reports comprehensive income in addition to net income or loss. Comprehensive income is comprised of net income or loss and items of "other comprehensive income". The Bank's only item of other comprehensive income is the unrealized gain or loss on its available for sale investment securities portfolio.

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

         Loan fees, net of origination costs, are capitalized and amortized as yield adjustments over the respective loan terms. Interest and fees on loans includes loan fees of $51,834 and $4,724 in 2000 and 1999, respectively.

   Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation computed on the straight-line and accelerated methods over the estimated useful lives of the assets. These lives are summarized as follows:

                            Asset                                          Estimated Lives
                            -----                                          ---------------
                  Buildings                                                     39 years
                  Land improvements                                             15 years
                  Furniture and equipment                                   5 - 10 years
                  Software                                                       3 years

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

    Reclassifications

         Certain items shown in the December 31, 1999 financial statements have been reclassified to conform more closely to the classifications in the 2000 financial statements. These reclassifications had no effect on the equity or net loss of the Company as previously shown.

NOTE 3 - SECURITIES

         Amortized cost and estimated fair value of securities available for sale as of December 31, 2000 are as follows:

                                                                                                       Federal
                                                              U. S.                   U. S.            Reserve
                                                            Treasury               Government           Bank
                                                           Securities               Agencies            Stock              Total
                                                           -----------            ------------        ---------        ------------
                  Amortized cost                           $ 2,494,730            $ 13,185,914        $ 181,400        $ 15,862,044
                  Gross unrealized:
                    Gains                                       12,434                 204,392               --             216,826
                    Losses                                        (124)                   (183)              --                (307)
                                                           -----------            ------------        ---------        ------------
                  Estimated fair value                     $ 2,507,040            $ 13,390,123        $ 181,400        $ 16,078,563
                                                           ===========            ============        =========        ============

         Amortized cost and estimated fair value of securities available for sale as of December 31, 1999 are as follows:

                                                                                                       Federal
                                                              U. S.                   U. S.            Reserve
                                                            Treasury               Government           Bank
                                                           Securities               Agencies            Stock              Total
                                                           -----------            ------------        ---------        ------------
                  Amortized cost                           $   500,998            $  2,470,661        $ 180,000        $  3,151,659
                  Gross unrealized:
                    Gains                                           --                      --               --                  --
                    Losses                                      (3,599)                (11,592)              --             (15,191)
                                                           -----------            ------------        ---------        ------------
                  Estimated fair value                     $   497,399            $  2,459,069        $ 180,000        $  3,136,468
                                                           ===========            ============        =========        ============

                           HEARTLAND BANCSHARES, INC.

         The amortized cost and estimated fair value of securities at December 31, 2000 by contractual maturity, are shown below:

                                                                                                Securities
                                                                                             Available for Sale
                                                                                    ----------------------------------
                                                                                    Amortized              Estimated
                                                                                       Cost                Fair Value
                                                                                    ------------          ------------
         Due in:
            One year or less                                                        $  4,486,236          $  4,492,270
            After one through five years                                              10,191,088            10,393,718
            Other securities                                                           1,184,720             1,192,575
                                                                                    ------------          ------------
                                                                                    $ 15,862,044          $ 16,078,563
                                                                                    ============          ============

         There were no sales of securities in either year. Securities with an amortized cost and fair market value of $482,390 and $496,250, respectively, are pledged for public funds.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

         Activity in the allowance for loan losses during 2000 and 1999 is as follows:

                                                                                        2000                  1999
                                                                                    ------------          ------------
         Beginning balance                                                          $    111,633          $         --
            Provision                                                                    123,426               111,633
            Net charge-offs                                                                   --                    --
                                                                                    ------------          ------------
         Ending balance                                                             $    235,059          $    111,633
                                                                                    ============          ============

         The Bank had no non-accrual or other non-performing loans at December 31, 2000.

NOTE 5 - PROPERTY AND EQUIPMENT

         The components of property and equipment, and the aggregate related accumulated depreciation and amortization at December 31 are as follows:

                                                                                        2000                  1999
                                                                                    ------------          ------------
         Land                                                                       $    890,786          $    890,786
         Buildings and land improvements                                               1,278,118             1,257,837
         Furniture, equipment and software                                               782,898               668,744
         Branch premises in process                                                      125,625                    --
                                                                                    ------------          ------------
                                                                                       3,077,427             2,817,367
         Less accumulated depreciation and
            amortization                                                                (247,395)              (49,858)
                                                                                    ------------          ------------
                                                                                    $  2,830,032          $  2,767,509
                                                                                    ============          ============

         Depreciation and amortization expense during 2000 and 1999 was $197,621 and $49,858, respectively.

                           HEARTLAND BANCSHARES, INC.

NOTE 6 - DEPOSITS

         At December 31, 2000, the scheduled maturities of time certificates of deposit are as follows:

                                                               (In Thousands)
                                                               --------------
                  2001                                            $12,424
                  2002                                              1,171
                  2003                                                 76
                  2004                                                560
                  2005 and thereafter                                  85


NOTE 7 - OTHER OPERATING EXPENSES AND PRE-OPENING COMPONENTS

         The more significant components of other operating expenses are as follows:

                                                                                                  2000                   1999
                                                                                                ---------             ---------
                  Data and item processing                                                      $ 168,613             $  33,515
                  Legal and professional                                                          137,261                39,593
                  Stationery and supplies                                                          84,850                47,431
                  Loan expense                                                                     49,766                 8,179
                  Marketing and business development                                               38,782                18,083
                  Insurance                                                                        26,576                13,126
                  Various organizational expenses                                                      --                69,153

         As discussed in Note 1, the Bank's organizational activities began in August 1998. Major operating components incurred in 1999 before and after opening are as follows:

                                                                            Before                 After
                                                                           Opening                Opening               Total 1999
                                                                          ----------             ----------             ----------
                  Income                                                  $  116,258             $  302,134             $  418,392
                  Interest expense                                           (19,734)              (132,551)              (152,285)
                  Loan loss provision                                             --               (111,633)              (111,633)
                                                                          ----------             ----------             ----------
                                                                              96,524                 57,950                154,474
                                                                          ----------             ----------             ----------

                  Salaries and benefits                                      147,802                263,170                410,972
                  Occupancy                                                       --                 41,216                 41,216
                  FF & E                                                          --                 39,408                 39,408
                  Other expense                                               73,475                198,174                271,649
                                                                          ----------             ----------             ----------
                                                                             221,277                541,968                763,245
                                                                          ----------             ----------             ----------

                     Pre-tax loss                                         $ (124,753)            $ (484,018)            $ (608,771)
                                                                          ==========             ==========             ==========

                           HEARTLAND BANCSHARES, INC.

NOTE 8 - INCOME TAXES

         Since the Company has incurred tax losses since inception, no current federal or state income tax is due or receivable and, accordingly, no current income tax expense or benefit has been provided. The deferred tax benefit included in 2000 and 1999 operations represents the estimated future tax benefit attributable to cumulative differences between the book and tax bases of assets and liabilities, and to the tax effect of the Company's net operating losses.

         The more significant temporary differences and related deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                                                  2000                   1999
                                                                                             ------------          ------------
                  Temporary Differences

                  Deferred tax on deductible differences:
                    Net operating losses                                                     $    250,000          $    138,000
                    Pre-opening and organizational costs                                           85,300                65,200
                    Loan loss reserve                                                              68,300                21,800
                    Unrealized loss on securities                                                      --                 5,666
                                                                                             ------------          ------------
                                                                                                  403,600               230,666
                                                                                             ------------          ------------
                  Deferred tax on taxable differences:
                    Property and equipment basis difference                                        36,708                 1,500
                    Unrealized gain on securities                                                  73,616                    --
                                                                                             ------------          ------------
                                                                                                  110,324                 1,500
                                                                                             ------------          ------------
                          Net asset included in financial
                            statements                                                       $    293,276          $    229,166
                                                                                             ============          ============

         The difference between the recorded tax benefit and that which might be expected by application of the federal statutory corporate income tax rate of 34% is due primarily to state income tax.

         Net operating losses of approximately $766,000 at December 31, 2000 may be carried forward to offset income taxes otherwise payable in future years until their use or expiration in 2019 and 2020.

         The Company and the Bank file consolidated income tax returns. Tax is allocated between the entities under a tax sharing agreement on a separate entity basis.

NOTE 9 - LOANS TO RELATED PARTIES

         During 1999, the Bank made loans to certain officers and directors, and companies in which they held a 10 percent or more beneficial ownership. The balance outstanding under these loans at December 31, 2000 and 1999 was $336,520 and $31,800, respectively. These loans were made in the normal course of business at prevailing interest rates and terms.

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

                  Commitments to extend credit, which amount to approximately $4.5 million at December 31, 2000, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted.

                  Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. At December 31, 2000, the Bank has one outstanding stand-by letter of credit with a face amount of $20,000.

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

NOTE 12 - STOCK OPTION PLAN

         The Company's shareholders have approved a stock option plan permitting the granting of options for up to 90,000 shares of the Company's common stock to selected Bank officers and employees, and up to 40,000 shares to the Company's directors.

         The activity in the Company's stock options during 2000 and 1999 was as follows:

                                                                       2000                                1999
                                                             -------------------------           ------------------------
                                                                              Exercise                           Exercise
                                                             Options            Price            Options           Price
                                                             -------          --------           -------         --------
                  Beginning balance                           70,000             $ 10                 --            $ --
                    Granted                                    5,000             $ 10             70,000            $ 10
                    Forfeited                                 (2,500)            $ 10                 --            $ --
                                                              ------                              ------
                  Ending balance                              72,500             $ 10             70,000            $ 10
                                                              ======                              ======

                           HEARTLAND BANCSHARES, INC.

         Options granted under the officers' and employees' plan become exercisable 20% in the year of grant, and 20% over each of the next four years. The exercise price of these options is the deemed fair value on the date of grant ($10). Any options not exercised expire ten years after their date of grant. Options granted under the directors' plan have the same terms as the officers' options, except that they vest over a five year period beginning with the first anniversary of the grant date.

         Of the options outstanding at each year-end, 19,667 and 5,000 were exercisable at December 31, 2000 and 1999, respectively. The weighted average remaining contractual life at December 31, 2000 is 8.7 years.

         Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (the Standard), the Company is permitted to disclose rather than recognize any material compensation cost associated with its options. Compensation cost for this purpose is based on the fair value of options when granted, as determined using the Black-Scholes option pricing model, accrued in accordance with their vesting schedule. If the Company and the Bank were to recognize compensation costs associated with these options, the impact would have been to increase the net loss by approximately $32,000 and $6,000 for 2000 and 1999, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized". If a bank exceeds the requirements of "adequately capitalized", and meets even more stringent minimum standards, it is considered "well capitalized". Management believes as of December 31, 2000 and 1999, the Company and the Bank met all capital adequacy requirements to which they were subject.

                           HEARTLAND BANCSHARES, INC.

         The table below shows the total risk-based, Tier I risk-based, and Tier I leverage ratios of the Bank at December 31, 2000 and 1999, and the minimum amounts and ratios needed to meet the definition of "well capitalized".

                                                                                                        Minimum Amount
                                                                                                         and Ratio to
                                                                                                         Remain Well
                                                                      Actual                             Capitalized
                                                             ------------------------             ------------------------
                                                              Amount            Ratio              Amount            Ratio
                                                             -------            -----             -------            -----
                                                                     (Thousands)                          (Thousands)
         As of December 31, 2000:
           Total Capital (to
            Risk Weighted Assets)
              Consolidated                                   $ 5,738             22.5%            $ 2,549             10.0%
              Subsidiary bank                                  5,213             20.5               2,549             10.0
           Tier I Capital (to
            Risk Weighted Assets)
              Consolidated                                     5,503             21.6               1,529              6.0
              Subsidiary bank                                  4,978             19.5               1,529              6.0
           Tier I Capital (to
            Average Assets)
              Consolidated                                     5,503             12.0               2,283              5.0
              Subsidiary bank                                  4,978             11.0               2,258              5.0

                                                                                                        Minimum Amount
                                                                                                         and Ratio to
                                                                                                         Remain Well
                                                                      Actual                             Capitalized
                                                             ------------------------             ------------------------
                                                              Amount            Ratio              Amount            Ratio
                                                             -------            -----             -------            -----
                                                                     (Thousands)                          (Thousands)
         As of December 31, 1999:
           Total Capital (to
            Risk Weighted Assets)
              Consolidated                                   $ 5,913             30.1%            $ 1,962             10.0%
              Subsidiary bank                                  5,354             27.3               1,962             10.0
           Tier I Capital (to
            Risk Weighted Assets)
              Consolidated                                     5,801             29.6               1,177              6.0
              Subsidiary bank                                  5,243             26.7               1,177              6.0
           Tier I Capital (to
            Average Assets)
              Consolidated                                     5,801             26.7               1,085              5.0
              Subsidiary bank                                  5,243             24.8               1,057              5.0

                           HEARTLAND BANCSHARES, INC.

NOTE 14 - HEARTLAND BANCSHARES, INC. (PARENT COMPANY - ONLY) FINANCIAL
          INFORMATION

   Condensed Balance Sheets

                                                                                               December 31,
                                                                                    ---------------------------------
                                                                                        2000                  1999
                                                                                    -----------           -----------
         Assets
            Cash and cash equivalents                                               $   519,487           $   558,335
            Investment in bank subsidiary, at equity                                  5,425,102             5,476,805
                                                                                    -----------           -----------

               Total Assets                                                         $ 5,944,589           $ 6,035,140
                                                                                    ===========           ===========

         Deferred tax liability                                                     $     5,433           $    20,000

         Shareholders' Equity                                                         5,939,156             6,015,140
                                                                                    -----------           ===========

               Total Liabilities and Shareholders' Equity                           $ 5,944,589           $ 6,035,140
                                                                                    ===========           ===========

   Condensed Statements of Operations

                                                                                               December 31,
                                                                                    ---------------------------------
                                                                                        2000                  1999
                                                                                    -----------           -----------

         Income                                                                     $         --          $    116,258
                                                                                    ------------          ------------

         Expenses:
           Miscellaneous operating expense                                                38,847                32,723
           Income taxes                                                                  (14,567)               20,000
                                                                                    ------------          ------------

                                                                                         (24,281)               52,723
                                                                                    ------------          ------------
                Income (Loss) Before Equity in Loss
                  of Subsidiary                                                          (24,280)               63,535

         Equity in loss of subsidiary                                                   (204,131)             (448,806)
                                                                                    ------------          ------------

                Net Loss                                                            $   (228,411)         $   (385,271)
                                                                                    ============          ============

                           HEARTLAND BANCSHARES, INC.

NOTE 14 - HEARTLAND BANCSHARES, INC. (PARENT COMPANY - ONLY) FINANCIAL INFORMATION (CONTINUED)

   Condensed Statements of Cash Flows

                                                                                          Year Ended December 31,
                                                                                    ----------------------------------
                                                                                        2000                  1999
                                                                                    ------------          ------------
         Operating Activities:
            Net loss                                                                $   (228,411)         $   (385,271)
            Deferred income tax                                                          (14,567)               20,000
            Equity recognition of subsidiary's loss                                      204,131               513,670
            Amortization                                                                      --                 2,875
            Net change in other balance sheet
                 accounts                                                                     --               (18,680)
                                                                                    ------------          ------------
                     Net Cash Provided By (Used In)
                       Operating Activities                                              (38,847)              132,594
                                                                                    ------------          ------------

         Investing Activities:
            Investment in bank stock                                                          --            (6,000,000)
                                                                                    ------------          ------------
                     Net Cash Used In Investing
                       Activities                                                             --            (6,000,000)
                                                                                    ------------          ------------

         Financing Activities:
            Issuance of common stock at $10 per share                                         --             6,510,300
            Offering costs                                                                    --               (13,338)
            Reimbursement for land acquired on behalf
                of Bank                                                                       --               645,775
            Repayment of note payable                                                         --              (737,875)
                                                                                    ------------          ------------
                     Net Cash Provided By Financing
                       Activities                                                             --             6,404,862
                                                                                    ------------          ------------

                     Net Increase (Decrease) in Cash                                     (38,847)              537,456

                     Cash and Cash Equivalents at:
                       Beginning of Year                                                 558,335                20,879
                                                                                    ------------          ------------
                       End of Year                                                  $    519,488          $    558,335
                                                                                    ============          ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of Heartland Bancshares and Heartland National Bank are as follows:

                                                       Position with                     Position with
Name                                    Age          Heartland Bancshares            Heartland National Bank
----                                    ---          --------------------           ------------------------
James C. Clinard..............          47                President,                        President,
                                                   Chief Executive Officer             Chief Executive Officer
                                                     and Class I Director                   and Director
James B. Belflower............          49             Class I Director              Senior Lending Officer
                                                                                           and Director
Martha J. Kelley..............          61          Chief Financial Officer          Chief Financial Officer
Bert J. Harris, III...........          48             Class I Director                     Director
Issac G. Nagib................          46             Class II Director                    Director
S. Allen Skipper..............          48             Class II Director                    Director
Malcolm C. Watters, Jr........          53             Class II Director                    Director
William R. Grigsby............          67            Class III Director                    Director
William R. Handley............          46            Class III Director                    Director
Edward L. Smoak...............          53            Class III Director                    Director
Lawrence B. Wells.............          46            Class III Director                    Director
Roger Gurganus................          48                    --                            Director
Robert P. Palmer..............          66                    --                            Director
Stanley Wells.................          52                    --                            Director

         With the exception of Mr. Belflower, all of the directors of Heartland Bancshares have served as directors since the incorporation of the company in September 1998. Mr. Belflower has been a member of the Board of Directors since February 2000. Heartland Bancshares has a classified Board of Directors whereby one-third of the members are elected each year at the company's Annual Meeting of Shareholders. Upon election, each director of Heartland Bancshares serves for a term of three years. Heartland Bancshares' officers are appointed by its Board of Directors and hold office at the will of the Board.

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

         Messrs. Gurganus, Palmer and Wells were each elected on March 15, 2001, by Heartland Bancshares as members of the Board of Directors of Heartland National Bank, subject to the OCC raising no objection to such person serving as a director. Heartland National Bank expects to receive final notification from the OCC as to whether the OCC objects to any of the three individuals serving as a director not later than June 4, 2001. In the event the OCC raises no objection to each of the three individuals, the Board of Directors of Heartland Bancshares presently intends to elect each individual as a director of Heartland Bancshares, to serve until the 2001 Annual Meeting of Shareholders.

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

         MARTHA J. KELLEY has served as Chief Financial Officer since September 2000. Prior to joining Heartland National Bank, Mrs. Kelley served for two years as Chief Financial Officer at Marine Bank of the Florida Keys and prior to that served as Senior Vice President and Cashier at First Independence Bank, Ft. Myers for ten years.

         BERT J. HARRIS, III has practiced law as a partner in the law firm of Swaine, Harris and Sheehan, P.A. since 1990. Mr. Harris and his firm served as bank counsel for Barnett Bank of Highlands County for over ten years and also represented NationsBank/Highlands County, SunTrust Bank/Central Florida and Community Bank of Lake Placid.

         ISSAC G. NAGIB began his career in physical therapy as Senior Physical Therapist at Mercy Hospital, Champaign, Illinois in 1980. In 1984, Dr. Nagib moved to Highlands County, Florida to serve in the position of Director of Physical Therapy at Highlands Regional Hospital in Sebring. In 1987, Dr. Nagib left Highlands Regional Hospital and founded Heartland Rehabilitation & Associates, Inc. Today, he is President of CORA Rehabilitation, Inc. with offices in Sebring and Lake Placid.

         S. ALLEN SKIPPER earned his Bachelor of Science degree in 1976 and his Medical Degree in 1980, both from the University of South Florida. Dr. Skipper began his practice in Sebring, Florida in 1987 as a General and Vascular Surgeon and currently serves as Chief of Surgery and Trustee at Highlands Regional Medical Center.

         MALCOLM C. WATTERS, JR. has been self-employed in the citrus business since 1970. Mr. Watters serves as Vice President and a director of Lake Placid Citrus Cooperative, a cooperative of citrus growers in Highlands County.

         WILLIAM R. GRIGSBY has been involved since 1972 in citrus production in Highlands County, Florida. He is currently a Managing Partner in Southern Farms, a 7,000 acre citrus development in Highlands County, Florida.

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

         LAWRENCE B. WELLS began a career in the insurance industry in 1974 with Florida Farm Bureau and formed his own independent agency in Lake Placid, Florida in 1983, which today has offices in Lake Placid, Sebring and Wauchula.

         ROGER D. GURGANUS is the owner of Big T Tire Company, a wholesale/retail tire supplier in Avon Park he founded over 15 years ago. Mr. Gurganus also owns citrus properties in Highlands County.

         ROBERT P. PALMER is the owner of Palmer Electric Service, Inc., a electrical and air conditioning business he founded in 1960. Mr. Palmer also owns Palmer True Value Hardware and Palmer Just Ask Rental Store.

         STANLEY H. WELLS has served for over 20 years as President of Wells Motor Company, a Dodge, Chrysler Dealership in Avon Park founded by his family in 1931. He previously served as a director of Huntington Banks and First Home Federal Savings and Loan, both in Highlands County.

         There are no family relationships between any director or executive officer and any other director or executive officer of Heartland Bancshares.

         Heartland Bancshares is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934.

ITEM 10.   EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation paid or accrued by Heartland Bancshares to or on behalf of Heartland Bancshares' Chief Executive Officer during 2000, 1999 and 1998. No other executive officer of Heartland Bancshares received compensation in excess of $100,000 during fiscal 2000.

                                               SUMMARY COMPENSATION TABLE
                                                   Annual Compensation                       Long-term Compensation
                                    ----------------------------------------------------   --------------------------
                                                                                                    Securities
                                         Year          Salary               Bonus                Underlying Options
                                         ----          ------               -----          --------------------------

James C. Clinard...............          2000         $101,516             $10,500                        --
                                         1999         $ 92,767                 --                     20,000
                                         1998(1)            --                 --                         --

--------------------
(1) Mr. Clinard has served as Chief Executive Officer of Heartland Bancshares since its incorporation in August 1998.


         No stock options were granted to or exercised by the Chief Executive Officer during 2000. The following table provides information regarding the number and value of options held by the Chief Executive Officer at December 31, 2000:

                                                  FISCAL YEAR END OPTION VALUES

                                                      Number of Securities                 Value of Unexercised
                                                  Underlying Unexercised Options           In-the-Money Options
                                                       at Fiscal Year End                   at Fiscal Year End
                                                   Exercisable/Unexercisable             Exercisable/Unexercisable
                                                  ---------------------------           ---------------------------
James C. Clinard.....................                  7,667/12,333                             $0/$0(1)

--------------------
(1) Dollar values calculated by determining the difference between the estimated fair market value of Heartland Bancshares' common stock at December 31, 2000 ($10.00) and the exercise price of such options. Because no organized trading market exists for the common stock of the Bank, the fair market value was computed by reference to recent sales prices of the common stock during 2000.

         Employment Agreement with Chief Executive Officer

         On October 2, 1998, Heartland Bancshares entered into an employment agreement with James C. Clinard pursuant to which Mr. Clinard is employed as President and Chief Executive Officer of Heartland National Bank for a term expiring on September 7, 2004, the fifth anniversary of opening date of Heartland National Bank. Under the employment agreement, Mr. Clinard receives a salary at an annual rate of $100,000, which may be increased from time to time in the sole discretion of the Board of Directors of Heartland National Bank. Mr. Clinard is also eligible to receive an annual bonus not to exceed 30% of his annual base salary. In addition, Mr. Clinard has been issued an option pursuant to the employment agreement to purchase 15,000 shares of common stock of Heartland Bancshares at a price of $10.00 per share.

         In the event of a "change of control" of Heartland Bancshares, Mr. Clinard will be entitled to give written notice to Heartland Bancshares of termination of his employment agreement and to receive a cash payment equal to 200% of the amount of compensation received by him in the year prior to termination. The employment agreement contains a non-compete provision which provides that if Mr. Clinard terminates the employment agreement prior to the expiration of the term of the agreement, for a period of 24 months thereafter he may not, without the prior written consent of Heartland National Bank, serve as an executive officer of any bank, bank holding company, or other financial institution in any county in which Heartland National Bank operates a branch facility.

         The employment agreement provides that Heartland National Bank may terminate the employment of Mr. Clinard with or without cause, but that in the latter case Mr. Clinard will receive a severance payment equal to 12 months' salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 1, 2001 with respect to ownership of the outstanding common stock of Heartland Bancshares by (i) all persons known by Heartland Bancshares to beneficially own more than 5% of the outstanding shares of common stock of Heartland Bancshares,
(ii) each director of Heartland Bancshares, and (iii) all executive officers and directors of Heartland Bancshares, as a group.

                                                                  Number of
                                                                    Shares
                                                                 Beneficially      Percent
  Name                                                             Owned(1)        of Total(2)
  ----                                                             -----           --------
  James C. Clinard...................................             22,667(3)          3.4%
  James B. Belflower.................................              9,000(4)          1.4%
  Bert J. Harris, III................................             11,667(5)          1.8%
  Issac G. Nagib.....................................             16,667(6)          2.5%
  S. Allen Skipper...................................             11,667(7)          1.8%
  Malcolm C. Watters, Jr.............................             11,667(8)          1.8%
  William R. Grigsby.................................             26,667(9)          4.1%
  William R. Handley.................................             17,417(10)         2.7%
  Edward L. Smoak....................................             26,667(11)         4.1%
  Lawrence B. Wells..................................             11,667(12)         1.8%
        All directors and executive
        officers, as a group (11 persons)............            165,753(12)        24.5%

--------------------

(1) In accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2) In calculating the percentage ownership for a given individual or group, the number of shares of the company's common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but such unissued shares are not deemed outstanding in calculating the percentage ownership for other persons or groups.
(3) Includes 10,000 shares held in Mr. Clinard's individual retirement account, 4,900 shares held jointly with spouse and 7,667 shares subject to presently exercisable stock options.
(4) Consists of 5,000 shares held in Mr. Belflower's individual retirement account and 4,000 shares subject to presently exercisable stock options.
(5)      Includes 1,667 shares subject to presently exercisable options.
(67) Includes 14,900 shares held jointly with spouse and 1,667 shares subject to presently exercisable options.
(7) Includes 9,900 shares held jointly with spouse and 1,667 shares subject to presently exercisable options.
(8) Includes 9,900 shares held jointly with spouse and 1,667 shares subject to presently exercisable options.
(9) Includes 24,900 shares held by WCW Holding, Ltd., a family limited partnership of which Mr. Grigsby is the general partner and 1,667 shares subject to presently exercisable options.
(10) Includes 5,000 shares held in Mr. Handley's individual retirement account, 4,900 shares held jointly with spouse, and 5,000 shares held in the individual retirement account of Mr. Handley's spouse, as to which beneficial ownership is disclaimed and 1,667 shares subject to presently exercisable options.
(11) Includes 24,900 shares held in the Edward L. Smoak Revocable Trust and 1,667 shares subject to presently exercisable options.
(12) Includes 9,900 shares held jointly with spouse and 1,667 shares subject to presently exercisable options.
(13) Includes 25,003 shares subject to presently exercisable options and 5,000 shares as to which beneficial ownership is disclaimed.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form SB-2 for Heartland Bancshares filed with the SEC on November 12, 1998 ("SB-2"); (ii) Amendment No. 1 to SB-2, filed with the SEC on January 6, 1999 ("SB-2/A"); and
(iii) Heartland Bancshares' Form 10-KSB for the year ended December 31, 1999 ("1999 10-KSB"). Except as otherwise indicated, the exhibit numbers correspond to the exhibit numbers in the referenced document.


     Exhibit No.                         Description of Exhibit
     ----------            -------------------------------------------------------
         *3.1      -       Amended and Restated Articles of Incorporation of Heartland Bancshares (SB-2)

         *3.2      -       Amended and Restated Bylaws of Heartland Bancshares (SB-2)

         *4.1      -       Specimen Common Stock Certificate (SB-2/A)

        *10.1      -       Employment Agreement dated as of October 2, 1998 by and between Heartland Bancshares and
                           James C. Clinard (SB-2)

        *10.1.1    -       Amendment No. 1 to Employment Agreement of James C. Clinard, dated December 1, 1998 (SB-2/A).

        *10.2      -       1999 Stock Option Plan (Exhibit 10.4 to 1999 10-KSB)

        *10.3      -       Form of Incentive Stock Option Agreement (Exhibit 10.5 to 1999 10-KSB)

        *10.4      -       Form of Nonqualified Stock Option Agreement (Exhibit 10.6 to 1999 10-KSB)

         10.5              Contract for Purchase of Avon Park branch office

         21.1      -       Subsidiaries of the Registrant


         (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEARTLAND BANCSHARES, INC.


Dated:  March 28, 2001          By: /s/ James C. Clinard
                                    --------------------------------------------
                                    James C. Clinard
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: March 28, 2001           By: /s/ Martha J. Kelley
                                    --------------------------------------------
                                    Martha J. Kelley
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     Signature                                            Title                             Date
                     ---------                                            -----                             ----
/s/ James C. Clinard                                     President, Chief Executive Officer and        March 28, 2001
----------------------------------------------                          Director
James C. Clinard

/s/ James B. Belflower                                                  Director                       March 28, 2001
----------------------------------------------
James B. Belflower

/s/ William R. Grigsby                                                  Director                       March 28, 2001
----------------------------------------------
William R. Grigsby

/s/ William R. Handley                                                  Director                       March 28, 2001
----------------------------------------------
William R. Handley

/s/ Bert J. Harris, III                                                 Director                       March 28, 2001
----------------------------------------------
Bert J. Harris, III

/s/ Issac G. Nagib                                                      Director                       March 28, 2001
----------------------------------------------
Issac G. Nagib

/s/ S. Allen Skipper                                                    Director                       March 28, 2001
----------------------------------------------
S. Allen Skipper

/s/ Edward L. Smoak                                                     Director                       March 28, 2001
----------------------------------------------
Edward L. Smoak

/s/ Malcolm C. Watters, Jr.                                             Director                       March 28, 2001
----------------------------------------------
Malcolm C. Watters, Jr.

/s/ Lawrence B. Wells                                                   Director                       March 28, 2001
----------------------------------------------
Lawrence B. Wells

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

                                  EXHIBIT INDEX

         Exhibit
           No.                      Description
         -------                   -------------------------------------------------
         10.5                      Contract for Purchase of Avon Park branch office
         21.1                      Subsidiaries of Registrant