Form 10QSB
period 2001-03-31
HEARTLAND BANCSHARES INC/FL
filed 2001-05-10
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                               Commission File Number:
       March 31, 2001                                           333-67107

                           HEARTLAND BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                              65-0854929
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

320 U.S. Highway 27 North, Sebring, Florida                              33870
-------------------------------------------                           ----------
 (Address of principal executive offices)                             (Zip Code)

Issuer's telephone number: (863) 386-1300

                   Not Applicable
----------------------------------------------------
(Former name, former address and former fiscal year,
           if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.10 par value                           652,030
    -----------------------------               --------------------------------
               Class                            Outstanding as of April 30, 2001

Transitional Small Business Disclosure Format:

                  Yes [ ]                     No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     3/31/2001             12/31/2000
                                                                   ------------           ------------
ASSETS

Cash and due from banks                                            $  1,765,578           $  1,393,354
Federal funds sold                                                   12,630,992              8,395,000
                                                                   ------------           ------------
    Total cash and cash equivalents                                  14,396,570              9,788,354
Securities                                                           14,845,675             16,078,563
Loans:
  Commercial, financial and agricultural                              7,899,003              9,119,116
  Real estate - mortgage                                              7,353,579              5,307,665
  Installment and consumer loans                                      5,468,587              4,268,232
                                                                   ------------           ------------
    Total loans                                                      20,721,169             18,695,013
Less: Allowance for loan losses                                        (259,016)              (235,059)
                                                                   ------------           ------------
                               Net loans                             20,462,153             18,459,954
Property and equipment                                                2,826,651              2,830,032
Other assets                                                            813,920                785,546
                                                                   ------------           ------------

                               TOTAL ASSETS                        $ 53,344,969           $ 47,942,449
                                                                   ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
    Non-interest bearing demand                                    $  8,547,978           $  7,330,714
    Savings, NOW, and money market                                   20,187,704             20,220,247
    Time deposits under $100,000                                     11,326,829              9,312,569
    Time deposits over $100,000                                       7,197,905              5,003,349
                                                                   ------------           ------------
      Total deposits                                                 47,260,416             41,866,879
  Short term borrowing                                                       --                     --
  Other liabilities                                                     149,170                136,414
                                                                   ------------           ------------
                               Total liabilities                     47,409,586             42,003,293

Shareholders' Equity
  Common stock, $.10 par value, 10,000,000 shares
    authorized, 652,030 shares issued and outstanding                    65,203                 65,203
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                              --                     --
  Additional paid-in capital                                          6,437,152              6,437,152
  Retained earnings (deficit)                                          (665,150)              (706,101)
  Accumulated other comprehensive income                                 98,178                142,902
                                                                   ------------           ------------
    Total shareholders' equity                                        5,935,383              5,939,156
                                                                   ------------           ------------

                               TOTAL LIABILITIES AND
                                 SHAREHOLDERS' EQUITY              $ 53,344,969           $ 47,942,449
                                                                   ============           ============

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                   Three Months Ended March 31,
                                                     2001               2000
                                                   --------          ---------
Interest income
  Interest and fees on loans                       $471,101          $ 168,221
  Interest on securities                            245,090            112,464
  Interest on federal funds sold                    149,465            191,147
                                                   --------          ---------
    Total interest income                           865,656            471,832
                                                   --------          ---------

Interest expense
  Interest on deposits                              403,542            207,512
                                                   --------          ---------

    Net interest income                             462,114            264,320

Provision for loan losses                            23,957             32,300
                                                   --------          ---------
    Net interest income
    after provision for loan losses                 438,157            232,020
                                                   --------          ---------

Noninterest income
  Service charges and fees                           27,919             17,167
  Other income                                      101,889              6,128
                                                   --------          ---------
    Total noninterest income                        129,808             23,295
                                                   --------          ---------

Noninterest expense
  Salaries and employee benefits                    250,833            201,458
  Occupancy expenses                                 42,925             38,643
  Furniture and equipment expenses                   53,605             41,954
  Other operating expenses                          158,960            126,772
                                                   --------          ---------
    Total noninterest expense                       506,323            408,827
                                                   --------          ---------

    Income (Loss) before income taxes                61,642           (153,512)

    Income tax expense (benefit)                     20,690            (42,400)
                                                   --------          ---------

    NET INCOME (LOSS)                              $ 40,952          $(111,112)
                                                   ========          =========

    NET INCOME (LOSS) PER SHARE                    $   0.06          $   (0.17)
                                                   ========          =========

    Average shares outstanding                      652,030            652,030
                                                   ========          =========

                           HEARTLAND BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three Months Ended March 31, 2000 and 2001
                                   (Unaudited)

                                                                                                   Accumulated
                                                  Common         Additional        Retained           Other              Total
                                                 Stock Par        Paid-in          Earnings        Comprehensive      Shareholders'
                                                   Value          Capital          (Deficit)       Income (Loss)         Equity
                                                 ---------       ----------        ---------       -------------      -------------
BALANCE, December 31, 1999                        $65,203        $6,437,152        $(477,690)        $  (9,525)        $ 6,015,140

Comprehensive Income:

Net loss for three months ended
  March 31, 2000                                                                    (111,052)                             (111,052)

  Other comprehensive income:

Change in unrealized gain(loss) on
  securities available for sale                                                                        (21,875)            (21,875)
                                                                                                                       -----------
Total comprehensive income (loss)                                                                                         (132,927)
                                                  -------        ----------        ---------         ---------         -----------

BALANCE, March 31, 2000                           $65,203        $6,437,152        $(588,742)        $ (31,400)        $ 5,882,213
                                                  =======        ==========        =========         =========         ===========

BALANCE, December 31, 2000                        $65,203        $6,437,152        $(706,101)        $ 142,902         $ 5,939,156

Comprehensive Income:

Net income for three months ended
  March 31, 2001                                                                      40,952                                40,952

  Other comprehensive income:

Change in unrealized gain on
  securities available for sale                                                                        (44,725)            (44,725)
                                                                                                                       -----------
Total comprehensive income (loss)                                                                                           (3,773)
                                                  -------        ----------        ---------         ---------         -----------

BALANCE, March 31, 2001                           $65,203        $6,437,152        $(665,149)        $  98,177         $ 5,935,383
                                                  =======        ==========        =========         =========         ===========

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Quarter Ended March 31,
                                                                          2001                   2000
                                                                      ------------           ------------
Operating Activities
  Net income (loss)                                                   $     40,952           $   (111,112)
  Adjustments to reconcile net to net cash used
    in operating activities:
      Deferred income taxes                                                 20,690                (42,400)
      Provision for loan losses                                             23,957                 32,300
      Depreciation and amortization                                         49,524                 49,935
      Gain on called securities                                            (92,785)                    --
      Net accretion on securities available for sale                       (21,013)                (7,925)
  Change in year-end balances of:
      Other assets                                                         (43,632)              (152,768)
      Other liabilities                                                     12,756                (97,038)
                                                                      ------------           ------------
        Net cash used in operating activities                               (9,551)              (329,008)
                                                                      ------------           ------------

Investing Activities
  Net funding of loans                                                  (2,026,156)            (3,359,687)
  Purchase of securities available for sale                             (6,282,027)            (8,854,377)
  Principal collections on securities available for sale                 7,560,950                     --
  Acquisition of property and equipment                                    (28,537)               (43,974)
                                                                      ------------           ------------
        Net cash used in investing activities                             (775,770)           (12,258,038)
                                                                      ------------           ------------

Financing Activities
  Net increase in deposits                                               5,393,537             10,109,880
                                                                      ------------           ------------
        Net cash provided by financing activities                        5,393,537             10,109,880
                                                                      ------------           ------------

Net increase (decrease) in cash and cash equivalents                     4,608,216             (2,477,166)

Cash and cash equivalents:
  Beginning of year                                                      9,788,354             15,226,755
                                                                      ------------           ------------
  End of quarter                                                      $ 14,396,570           $ 12,749,589
                                                                      ============           ============

                           HEARTLAND BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        Three Months Ended March 31, 2001


NOTE 1 - ORGANIZATION

         Heartland Bancshares, Inc. is a Florida corporation with headquarters in Sebring, Florida. Heartland Bancshares was formed to organize and own 100% of the capital stock of Heartland National Bank. Heartland National Bank is a nationally chartered full service institution with offices in Sebring, Florida, Lake Placid, Florida, and Avon Park, Florida. Heartland National Bank opened for business on September 7, 1999.

         The accompanying consolidated financial statements include the accounts of Heartland Bancshares, Inc. and Heartland National Bank. All significant inter-company accounts and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of Heartland Bancshares, Inc.'s financial results have been made. Operating results for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Heartland Bancshares, Inc. was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association then in organization. For approximately the first 13 months following its incorporation, the main activities of Heartland Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $6.2 million to fund the startup of Heartland National Bank. By August 1999, Heartland Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on September 7, 1999, Heartland National Bank commenced operations at the Sebring, Florida and Lake Placid, Florida locations. The office at Avon Park, Florida was opened on March 26, 2001.

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

         Principal banking operations commenced on September 7, 1999, and since that date management has not identified any non-performing assets. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank's liquidity position was initially established through Heartland Bancshares' purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, its liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $47.5 million at March 31, 2001 as compared to deposits of $30.5 million at March 31, 2000. Below are the pertinent liquidity balances and ratios at March 31, 2001 and March 31, 2000.

                                                          At                                 At
                                                    March 31, 2001                    March 31, 2000
                                                    --------------                    --------------
         Cash and cash equivalents                   $14,396,570                       $12,749,589
         Securities available for sale               $14,845,675                       $11,966,385
         CDs over $100,000 to total deposits ratio          15.2%                              14.1%
         Loan to deposit ratio                              43.8%                              27.9%

         Cash and cash equivalents are the primary source of liquidity. At March 31, 2001, cash and cash equivalents amounted to $14.4 million, representing 27% of total assets. This compares to $12.7 million, or 35% of total assets, as of March 31, 2000. Securities available for sale provide a secondary source of liquidity. Of the $14.8 million in Heartland National Bank's portfolio, $1.5 million is scheduled to mature in 2001. In addition, management believes it is likely that additional U. S. Government Agency securities will be called prior to their contractual maturity dates.

         At March 31, 2001, large denomination certificates accounted for 15.2% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

         Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares' liquidity increasing or decreasing in any material way in the foreseeable future, except for the possible effect on liquidity of calls of
U. S. Government Agency securities.

Capital Adequacy

         There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

         The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists principally of common shareholders' equity, non-cumulative perpetual preferred stock and any related surplus and minority interest in the equity accounts of consolidated subsidiaries. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

         The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average total assets during the most recent quarter. The minimum leverage ratio requirement for Heartland National Bank as established by the OCC is 4.0%.

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at March 31, 2001 and March 31, 2000:

                                                                                       MINIMUM
                                                        MARCH 31,      MARCH 31,     REGULATORY
                                                          2001           2000        REQUIREMENT
                                                        ---------      ---------     -----------
         HEARTLAND NATIONAL BANK
         Tier 1 Capital                                   18.5%          19.9%          4.00%

         Total risk-based capital ratio                   19.4%          20.5%          8.00%

         Leverage ratio                                   10.4%          16.5%          4.00%

         HEARTLAND BANCSHARES - CONSOLIDATED
         Tier 1 Capital                                   19.3%          22.0%          4.00%

         Total risk-based capital ratio                   20.2%          22.6%          8.00%

         Leverage ratio                                   10.9%          17.8%          4.00%

         The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.

                              Results of Operations

         Net income (loss) for the quarter ended March 31, 2001 amounted to $40,952, or $0.06 per share, as compared to $(111,112), or $(0.17) per share for the quarter ended March 31, 2000. The following is a brief discussion and comparison of the more significant components of net income:

                  (a) Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following table sets forth the main components of interest-earning assets and interest-bearing liabilities for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

                                                                                    Interest
                  Interest                                  Average                  Income/                Yield/
                  Earning Assets/                           Balance                   Cost                   Cost
                  Bearing Liabilities                 2001          2000         2001       2000       2001        2000
                  -------------------                -------       -------       ----       ----       ----        -----
                                                                 (dollars in thousands)
                  Federal funds sold                 $10,962       $13,216       $149       $191       5.44%        5.79%

                  Securities                          15,018         6,962        245        112       6.53%        6.46%

                  Loans                               19,729         6,582        471        168       9.55%       10.26%
                                                     -------       -------       ----       ----       ----        -----
                           Total                     $45,709       $26,760       $865       $471       7.57%        7.08%
                                                     =======       =======
                  Deposits                           $45,220       $20,846        404        208       3.57%        4.01%
                                                     =======       =======       ----       ----       ----        -----

                  Net interest income/spread                                     $461       $263       4.00%        3.07%
                                                                                 ====       ====       ====        =====

                  Net yield on earning assets                                                          3.60%        3.95%
                                                                                                       ====        =====

                  (b) At December 31, 2000, the allowance for loan losses amounted to $235,059. During the quarter ended March 31, 2001, an additional $23,957 was provided to the allowance for loan losses, bringing the balance to $259,016 as compared to $143,933 at March 31, 2000.
                           There have been no loan charge-offs since the opening of Heartland National Bank. As of March 31, 2001, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

                  (c) Non-interest income amounted to $129,808 for the quarter ended March 31, 2001, as compared to $23,295 for the quarter ended March 31, 2000. The primary reason for the increase in non-interest income in 2001 is the realization of gains on securities that have been called (which amounted to $92,785 during the first quarter of 2001 as compared to no gain during the comparable period of 2001). Management purchased these securities at a discount, resulting in the realization of a gain when the securities were called at par prior to maturity.

                  (d) Non-interest expense for the quarter ended March 31, 2001 amounted to $506,323 as compared to $408,827 for the same period in 2000. The components of non-interest expense for the quarter ended March 31, 2001 and March 31, 2000 are set forth below:

                                                                  Quarter Ended     Quarter Ended
                                                                  March 31, 2001    March 31, 2000      Increase
                                                                  --------------    --------------      --------
                           Salaries and benefits                     $250,833          $201,458          $49,375
                           Occupancy expenses                          42,925            38,643            4,282
                           Equipment expenses                          53,605            41,954           11,651
                           General operating expenses                 158,960           126,772           32,188
                                                                     --------          --------          -------
                             Total non-interest expense              $506,323          $408,827          $97,496
                                                                     ========          ========          =======

         Substantially all of the increase in non-interest expense can be directly attributed to the growth of Heartland National Bank since March 31, 2000, including, but not limited to, the opening of the third office.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits. No exhibits are filed with this Report.

                  (b) Reports of Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 4, 2001                By: /s/ James C. Clinard
                                    --------------------------------------------
                                    James C. Clinard, President and Chief
                                    Executive Officer
                                    (principal executive officer)



Date: May 4, 2001                By: /s/ Martha J. Kelley
                                    --------------------------------------------
                                    Martha J. Kelley, Chief Financial Officer
                                    (principal financial and accounting officer)