Form 10QSB
period 2001-06-30
HEARTLAND BANCSHARES INC/FL
filed 2001-08-13
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                  Commission File Number:
     June 30, 2001                                 333-67107


                           HEARTLAND BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)


           Florida                                       65-0854929
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

320 U.S. Highway 27 North, Sebring, Florida                   33870
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:      (863) 386-1300

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.10 par value                        652,030
                Class                       Outstanding as of July 30, 2001

Transitional Small Business Disclosure Format:

         Yes [ ]                No [X]

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           HEARTLAND BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                       June 30, 2001         December 31, 2000
                                                                       --------------        -----------------

ASSETS

Cash and due from banks                                                $  1,770,830          $  1,393,354
Federal funds sold                                                       14,585,498             8,395,000
                                                                       ------------          ------------
     Total cash and cash equivalents                                     16,356,328             9,788,354
Securities                                                               15,293,037            16,078,563
Loans:
   Commercial, financial and agricultural                                 8,084,462             9,119,116
   Real estate - mortgage                                                10,729,894             5,307,665
   Installment and consumer loans                                         6,597,650             4,268,232
                                                                       ------------          ------------
     Total loans                                                         25,412,006            18,695,013
   Less: Allowance for loan losses                                         (304,478)             (235,059)
                                                                       ------------          ------------
                 Net loans                                               25,107,528            18,459,954
Property and equipment                                                    2,929,931             2,830,032
Other assets                                                                787,435               785,546
                                                                       ------------          ------------

                                        TOTAL ASSETS                   $ 60,474,259          $ 47,942,449
                                                                       ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Non-interest bearing demand                                       $  8,540,958          $  7,330,714
     Savings, NOW, and money market                                      25,879,276            20,220,247
     Time deposits under $100,000                                        13,147,940             9,312,569
     Time deposits over $100,000                                          6,874,954             5,003,349
                                                                       ------------          ------------
          Total deposits                                                 54,443,128            41,866,879
  Other liabilities                                                         163,828               136,414
                                                                       ------------          ------------
                           Total liabilities                             54,606,956            42,003,293


Shareholders' Equity
  Common stock, $.10 par value, 10,000,000 shares
     authorized, 652,030 shares issued and outstanding                       65,203                65,203
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding                                 --                    --
  Additional paid-in capital                                              6,437,152             6,437,152
  Retained earnings (deficit)                                              (694,816)             (706,101)
  Accumulated other comprehensive income                                     59,764               142,902
                                                                       ------------          ------------
                           Total shareholders' equity                     5,867,303             5,939,156
                                                                       ------------          ------------

                                        TOTAL LIABILITIES AND
                                          SHAREHOLDERS' EQUITY         $ 60,474,259          $ 47,942,449
                                                                       ============          ============

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                           Six Months Ended June 30,
                                                                           2001                  2000
                                                                       ------------          ------------

Interest income
   Interest and fees on loans                                          $    986,031          $    403,755
   Interest on securities                                                   460,056               383,897
   Interest on federal funds sold                                           299,818               351,762
                                                                       ------------          ------------
            Total interest income                                         1,745,905             1,139,414

Interest expense
   Interest on deposits                                                     807,432               506,938
                                                                       ------------          ------------
            Net interest income                                             938,473               632,476
Provision for loan losses                                                    69,419                39,599
                                                                       ------------          ------------
            Net interest income
            after provision for loan losses                                 869,054               592,877

Noninterest income
   Service charges and fees                                                  55,404                38,080
   Other income                                                             201,480                13,086
                                                                       ------------          ------------
             Total noninterest income                                       256,884                51,166

Noninterest expense
   Salaries and employee benefits                                           525,129               407,822
   Occupancy expenses                                                        85,090                74,338
   Furniture and equipment expenses                                         108,837                87,548
   Other operating expenses                                                 390,310               318,184
                                                                       ------------          ------------
             Total noninterest expense                                    1,109,366               887,892
                                                                       ------------          ------------

             Income (Loss) before income taxes                               16,572              (243,849)

             Income tax expense (benefit)                                     5,287               (64,900)
                                                                       ------------          ------------

             NET INCOME (LOSS)                                         $     11,285          $   (178,949)
                                                                       ============          ============

             NET INCOME (LOSS) PER SHARE                               $       0.02          $      (0.27)
                                                                       ============          ============

             Average shares outstanding                                     652,030               652,030
                                                                       ============          ============

                           HEARTLAND BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                             Quarter Ended June 30,
                                                                           2001                  2000
                                                                       ------------          ------------
Interest income
   Interest and fees on loans                                          $    514,930          $    235,534
   Interest on securities                                                   214,966               239,298
   Interest on federal funds sold                                           150,353               192,750
                                                                       ------------          ------------
            Total interest income                                           880,249               667,582

Interest expense
   Interest on deposits                                                     403,890               299,426
                                                                       ------------          ------------
            Net interest income                                             476,359               368,156
Provision for loan losses                                                    45,462                 7,299
                                                                       ------------          ------------
            Net interest income
            after provision for loan losses                                 430,897               360,857

Noninterest income
   Service charges and fees                                                  27,485                20,913
   Other income                                                              99,591                 6,958
                                                                       ------------          ------------
             Total noninterest income                                       127,076                27,871

Noninterest expense
   Salaries and employee benefits                                           274,296               206,364
   Occupancy expenses                                                        42,165                35,695
   Furniture and equipment expenses                                          55,232                45,594
   Other operating expenses                                                 231,350               191,412
                                                                       ------------          ------------
             Total noninterest expense                                      603,043               479,065
                                                                       ------------          ------------

             Loss before income taxes                                       (45,070)              (90,337)

             Income tax benefit                                             (15,403)              (22,500)
                                                                       ------------          ------------

             NET LOSS                                                  $    (29,667)         $    (67,837)
                                                                       ============          ============

             NET LOSS PER SHARE                                        $      (0.04)         $      (0.10)
                                                                       ============          ============

             Average Shares
                 Outstanding                                                652,030               652,030
                                                                       ============          ============

                           HEARTLAND BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Six Months Ended June 30, 2000 and 2001
                                  (Unaudited)

                                                                                                 Accumulated
                                                Common           Additional        Retained          Other             Total
                                               Stock Par           Paid-in         Earnings      Comprehensive      Shareholders'
                                                 Value             Capital         (Deficit)      Income (Loss)        Equity
                                               ----------        ----------        ---------     --------------   ---------------


BALANCE, December 31, 1999                     $   65,203        $6,437,152        $(477,690)        $  (9,525)        $6,015,140

Comprehensive Income:

   Net loss for six months ended
      June 30, 2000                                                                 (178,949)                            (178,949)

   Other comprehensive income:

      Change in unrealized gain (loss) on
        securities available for sale                                                                  (15,717)           (15,717)
                                                                                                                       ----------
   Total comprehensive income (loss)                                                                                     (194,666)
                                               ----------        ----------        ---------         ---------         ----------

BALANCE, June 30, 2000                         $   65,203        $6,437,152        $(656,639)        $ (25,242)        $5,820,474
                                               ==========        ==========        =========         =========         ==========






BALANCE, December 31, 2000                     $   65,203        $6,437,152        $(706,101)        $ 142,902         $5,939,156

Comprehensive Income:

   Net income for six months ended
      June 30, 2001                                                                   11,285                               11,285

   Other comprehensive income:

      Change in unrealized gain on
        securities available for sale                                                                  (83,138)           (83,138)
                                                                                                                       ----------
   Total comprehensive income (loss)                                                                                      (71,853)
                                               ----------        ----------        ---------         ---------         ----------

BALANCE, June 30, 2001                         $   65,203        $6,437,152        $(694,816)        $  59,764         $5,867,303
                                               ==========        ==========        =========         =========         ==========

                           HEARTLAND BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                         2001                 2000
                                                                                     ------------         ------------
Operating Activities
   Net income (loss)                                                                 $     11,285         $   (178,949)
   Adjustments to reconcile net income or loss to net cash
             provided by (used in) operating activities:
           Deferred income taxes                                                            5,287              (64,900)
           Provision for loan losses                                                       69,419               39,599
           Depreciation and amortization                                                  106,215               97,710
           Gain on called securities                                                     (180,962)                  --
           Net accretion on securities available for sale                                 (27,020)               1,405
   Change in year-end balances of:
           Other assets                                                                   (23,891)            (264,319)
           Other liabilities                                                               32,847                8,997
                                                                                     ------------         ------------
               Net cash provided by (used in) operating activities                         (6,820)            (360,457)
                                                                                     ------------         ------------

Investing Activities
   Net funding of loans                                                                (6,716,993)          (5,632,539)
   Purchase of securities available for sale                                          (10,791,927)         (12,687,481)
   Principal collections and calls on securities available for sale                    11,658,819                   --
   Acquisition of property and equipment                                                 (151,354)             (74,982)
                                                                                     ------------         ------------
               Net cash used in investing activities                                   (6,001,455)         (18,395,002)
                                                                                     ------------         ------------

Financing Activities
   Net increase in deposits                                                            12,576,249           19,048,470
                                                                                     ------------         ------------
               Net cash provided by financing activities                               12,576,249           19,048,470
                                                                                     ------------         ------------

Net increase in cash and cash equivalents                                               6,567,974              293,011

Cash and cash equivalents:
     Beginning of year                                                                  9,788,354           15,226,755
                                                                                     ------------         ------------
     End of period                                                                   $ 16,356,328         $ 15,519,766
                                                                                     ============         ============

                           HEARTLAND BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         Six Months Ended June 30, 2001


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


                  The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of Heartland Bancshares, Inc.'s financial results have been made. Operating results for the six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Heartland Bancshares, Inc. was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association then in organization. For approximately the first 13 months following its incorporation, the main activities of Heartland Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $6.2 million to fund the startup of Heartland National Bank. By August 1999, Heartland Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on September 7, 1999, Heartland National Bank commenced operations at the Sebring, Florida and Lake Placid, Florida locations. The bank opened a third office at Avon Park, Florida on March 26, 2001.

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

Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank's liquidity position was initially established through Heartland Bancshares' purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, its liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $54.4 million at June 30, 2001 as compared to deposits of $39.4 million at June 30, 2000. Below are the pertinent liquidity balances and ratios at June 30, 2001 and June 30, 2000.

                                                                    At                         At
                                                               June 30, 2001              June 30, 2000
                                                               -------------              -------------

         Cash and cash equivalents                             $ 16,356,328               $ 15,519,764
         Securities available for sale                         $ 15,293,037               $ 15,799,489
           CDs over $100,000 to total deposits ratio                   12.7%                      13.6%
           Loan to deposit ratio                                       46.1%                      26.9%

         Cash and cash equivalents are the primary source of liquidity. At June 30, 2001, cash and cash equivalents amounted to $16.4 million, or 27% of total assets. This compares to $15.5 million, or 34% of total assets, as of June 30, 2000. Securities available for sale provide a secondary source of liquidity. Of the $15.3 million in Heartland National Bank's securities portfolio, $1.5 million is scheduled to mature in 2001. In addition, management believes it is likely that additional U. S. Government Agency securities will be called prior to their contractual maturity dates.

         At June 30, 2001, large denomination certificates of deposit (CDs) accounted for 12.7% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of its large denomination CDs were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at June 30, 2001 and June 30, 2000:

                                                                                MINIMUM
                                               JUNE 30,        JUNE 30,        REGULATORY
                                                 2001            2000          REQUIREMENT
                                               --------        --------        -----------

     HEARTLAND NATIONAL BANK

         Tier 1 risk-based capital ratio        17.1%            28.1%           4.00%
         Total risk-based capital ratio         18.1%            28.9%           8.00%
         Leverage ratio                         10.0%            13.1%           4.00%


     HEARTLAND BANCSHARES - CONSOLIDATED

         Tier 1 risk-based capital ratio        17.7%            30.8%           4.00%
         Total risk-based capital ratio         18.7%            31.6%           8.00%
         Leverage ratio                         10.4%            14.3%           4.00%

         The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.


                              Results of Operations

         Heartland Bancshares had a loss of $29,667 in the second quarter of 2001, compared to a loss of $67,837 in the second quarter of 2000. This improvement was due in large part to realized gains resulting from calls during 2001 of securities available for sale. For the six months ended June 30, 2001 and 2000, Heartland Bancshares had a net income of $11,285 and a net loss of $178,949, respectively. This turnaround was also due, in large part, to the securities gains referred to above. The primary cause of the second quarter 2001 loss compared to a first quarter 2001 net income was the opening of a new branch office on March 25, 2001. The following is a brief discussion and comparison of the more significant components of net income:

              (a) Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following table sets forth the main components of interest-earning assets and interest-bearing liabilities for the six months and quarter ended June 30, 2001 as compared to the comparable periods ended June 30, 2000.

                                                                         Six Months Ended June 30,
                                             ------------------------------------------------------------------------------

                                                                                  Interest
          Interest                                   Average                       Income/                     Yield/
          Earning Assets/                            Balance                        Cost                       Cost
          Bearing Liabilities                  2001          2000             2001          2000         2001         2000
          -------------------                -----------------------         --------------------        ------------------
                                                                           (dollars in thousands)
          Federal funds sold                 $12,509         $12,847         $  300        $  384         4.80%        5.98%
          Securities                          14,501          10,492            460           351         6.35%        6.69%
          Loans                               21,204           8,059            986           404         9.30%       10.03%
                                             -------         -------         ------        ------
                   Total                     $48,214         $31,398          1,746         1,139         7.24%        7.26%
                                             =======         =======
          Deposits                           $47,707         $24,596            808           507         3.39%        4.12%
                                             =======         =======         ------        ------
          Net interest income/spread                                         $  938        $  632         3.85%        3.14%
                                                                             ======        ======
          Net yield on earning assets                                                                     3.89%        4.03%

                                                                         Three Months Ended June 30,
                                             ------------------------------------------------------------------------------

                                                                                  Interest
          Interest                                   Average                       Income/                     Yield/
          Earning Assets/                            Balance                        Cost                       Cost
          Bearing Liabilities                  2001          2000             2001          2000         2001         2000
          -------------------                -----------------------         --------------------        ------------------
                                                                           (dollars in thousands)
          Federal funds sold                 $14,038         $12,479         $  150        $  193         4.29%        6.19%
          Securities                          13,990          13,983            215           239         6.16%        6.84%
          Loans                               22,663           9,390            515           236         9.11%       10.19%
                                             -------         -------         ------        ------
                   Total                     $50,691         $35,852            880           668         6.96%        7.46%
                                             =======         =======

          Deposits                           $50,166         $35,266            404           299         3.23%        3.40%
                                             =======         =======         ------        ------
          Net interest income/spread                                         $  476        $  369         3.73%        4.06%
                                                                             ======        ======
          Net yield on earning assets                                                                     3.77%        4.12%


                  (b) At December 31, 2000, the allowance for loan losses amounted to $235,059. During the six months ended June 30, 2001, an additional $69,419 was provided to the allowance for loan losses, bringing the balance to $304,478 as compared to $151,279 at June 30, 2000.
                           There have been no loan charge-offs since the opening of Heartland National Bank. As of June 30, 2001, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

                  (c) Non-interest income, which consists of gain on the call of securities, service fees on deposit accounts and other miscellaneous fees, amounted to $256,884, or 0.96% of average assets, for the six months ended June 30, 2001 and $127,076, or 0.91% of average assets, for the quarter ended June 30, 2001, as compared to $51,166 and $27,871, respectively for the six months and the quarter ended June 30, 2000. The primary reason for the increase in non-interest income in 2001 is the realization of gains on securities that have been called (which amounted to $180,962 during the first six months of 2001 as compared to no gain during the comparable period of
                           2000). Management purchased these securities at a discount, resulting in a gain when the securities were called at par prior to maturity.

                  (d) Non-interest expense for the six months and quarter ended June 30, 2001 amounted to $1,109,366 and $601,091, respectively, as compared to $887,892 and $479,065 for the same period in 2000. The components of non-interest expense for the six months and quarter ended June 30, 2001 and June 30, 2000 are set forth below:

                                                         Six Months Ended      Six Months Ended
                                                           June 30, 2001         June 30, 2000       Increase
                                                         ----------------      ----------------     ----------

                   Salaries and benefits                    $  525,129            $  407,822        $  117,307
                   Occupancy expenses                           85,090                74,338            10,752
                   Equipment expenses                          108,837                87,548            21,289
                   General operating expenses                  390,310               318,184            72,126
                                                            ----------            ----------        ----------

                      Total non-interest expense            $1,109,366            $  887,892        $  221,474
                                                            ==========            ==========        ==========


                                                          Quarter Ended         Quarter Ended
                                                          June 30, 2001         June 30, 2000       Increase
                                                          -------------         -------------       ----------

                   Salaries and benefits                    $  274,296            $  206,364        $   67,932
                   Occupancy expenses                           42,165                35,695             6,470
                   Equipment expenses                           55,232                45,594             9,638
                   General operating expenses                  229,398               191,472            37,926
                                                            ----------            ----------        ----------

                      Total non-interest expense            $  601,091            $  479,125        $  121,966
                                                            ==========            ==========        ==========


         Substantially all of the increase in non-interest expense can be directly attributed to the growth of Heartland National Bank since June 30, 2000, including, but not limited to, the opening of the third office.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2001 Annual Meeting of Shareholders of Heartland Bancshares was held on April 19, 2001. The following table sets forth the name of each individual elected at the 2001 Annual Meeting as a Class III director and the results of voting with respect to each director:

                                                    Votes          Votes
         Director                                    For          Withheld
         --------                                  -------        --------
         William R. Grigsby.............           388,050           0
         William R. Handley.............           388,050           0
         Edward L. Smoak...............            388,050           0
         Lawrence B. Wells..............           388,050           0

         The term of each of the following directors of Heartland Bancshares continued after the 2001 Annual Meeting: James B. Belflower, James C. Clinard, Bert J. Harris III, Issac G. Nagib, S. Allen Skipper, and Malcolm C. Watters, Jr. No other matters were submitted to a vote of the shareholders at the 2001 Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits. No exhibits are filed with this Report.

                  (b) Reports of Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HEARTLAND BANCSHARES, INC.

Date: August 10, 2001
                               By:      /s/ James C. Clinard
                                  ----------------------------------------------
                                     James C. Clinard, President and
                                        Chief Executive Officer
                                    (principal executive officer)




Date: August 10, 2001
                               By:      /s/ Martha J. Kelley
                                  ----------------------------------------------
                                    Martha J. Kelley, Chief Financial Officer
                                    (principal financial and accounting officer)