Form 10QSB
period 2001-09-30
HEARTLAND BANCSHARES INC/FL
filed 2001-11-14
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
       September 30, 2001                                     333-67107


                           HEARTLAND BANCSHARES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


Florida                                                          65-0854929
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

320 U.S. Highway 27 North, Sebring, Florida                         33870
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:     (863) 386-1300
                               ------------------------------------------------

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

                   Yes   [X]                     No    [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value                                  652,030
--------------------------------------------------------------------------------
     Class                                   Outstanding as of November 13, 2001

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           HEARTLAND BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                             September 30, 2001     December 31, 2000
                                                             ------------------     -----------------
ASSETS

Cash and due from banks                                         $  2,601,793           $  1,393,354
Federal funds sold                                                 6,672,029              8,395,000
                                                                ------------           ------------
  Total cash and cash equivalents                                  9,273,822              9,788,354
Securities                                                        17,477,493             16,078,563
Loans:
  Commercial, financial and agricultural                           8,755,943              9,119,116
  Real estate - mortgage                                          13,331,794              5,307,665
  Installment and consumer loans                                   8,453,904              4,268,232
                                                                ------------           ------------
    Total loans                                                   30,541,641             18,695,013
Less: Allowance for loan losses                                     (347,082)              (235,059)
                                                                ------------           ------------
            Net loans                                             30,194,559             18,459,954
Property and equipment                                             2,883,251              2,830,032
Other assets                                                         801,137                785,546
                                                                ------------           ------------
                  TOTAL ASSETS                                  $ 60,630,262           $ 47,942,449
                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
    Non-interest bearing demand                                 $  7,589,101           $  7,330,714
    Savings, NOW, and money market                                23,761,573             20,220,247
    Time deposits under $100,000                                  13,989,334              9,312,569
    Time deposits over $100,000                                    7,559,203              5,003,349
                                                                ------------           ------------
      Total deposits                                              52,899,211             41,866,879
  Other liabilities                                                1,825,411                136,414
                                                                ------------           ------------
            Total liabilities                                     54,724,622             42,003,293

Shareholders' Equity
  Common stock, $.10 par value, 10,000,000 shares
     authorized, 652,030 shares issued and outstanding                65,203                 65,203
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding                          --                     --
  Additional paid-in capital                                       6,437,152              6,437,152
  Retained earnings (deficit)                                       (717,077)              (706,101)
  Accumulated other comprehensive income                             120,362                142,902
                                                                ------------           ------------
            Total shareholders' equity                             5,905,640              5,939,156
                                                                ------------           ------------
                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY                          $ 60,630,262           $ 47,942,449
                                                                ============           ============

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Nine Months Ended                 Three Months Ended
                                                   September 30                      September 30
                                           -----------------------------       -------------------------
ACCOUNT                                       2001              2000             2001            2000

INTEREST INCOME
  Interest and fees on loans               $ 1,596,295       $   714,899       $ 610,264       $ 311,144
  Federal Funds sold                           404,154           585,774       $ 104,336         234,012
  Securities available for sale                672,858           624,018       $ 212,802         240,121
                                           -----------       -----------       ---------       ---------
                                             2,673,307         1,924,691       $ 927,402         785,277

INTEREST EXPENSE
  Deposits                                 $ 1,202,899       $   874,338       $ 395,467       $ 367,400
  Borrowings                                     3,268                --           3,268              --
                                           -----------       -----------       ---------       ---------
                                             1,206,167           874,338         398,735         367,400
                                           -----------       -----------       ---------       ---------
    Net Interest Income                      1,467,140         1,050,353         528,667         417,877
  Less loan loss provision                     114,107            65,104          44,688          25,505
                                           -----------       -----------       ---------       ---------
    Net interest income after
      loan loss provision                    1,353,033           985,249         483,979         392,372

NON INTEREST INCOME
  Service charges and fees                      97,671            61,995          42,267          23,915
  Gain on securities sales/calls               188,223                --           7,261              --
  Other income                                  33,933            21,527          13,415           8,441
                                           -----------       -----------       ---------       ---------
      Total noninterest income                 319,827            83,522          62,943          32,356
NON INTEREST EXPENSE
  Salaries and benefits                        808,538           635,729         283,409         227,907
  Occupancy                                    136,372           136,130          51,282          61,792
  Furniture and equipment                      159,248           138,633          50,411          51,085
  Other operating costs                        584,135           483,226         193,825         168,042
                                           -----------       -----------       ---------       ---------
                                             1,688,293         1,393,718         578,927         508,826
                                           -----------       -----------       ---------       ---------

      Gain (Loss) before income taxes          (15,433)         (324,947)        (32,005)        (84,098)

      Income tax benefit                   $    (4,457)      $   (90,400)         (9,744)      $ (25,500)
                                           -----------       -----------       ---------       ---------

      Net Profit (Loss)                        (10,976)         (234,547)      $ (22,261)      $ (58,598)
                                           ===========       ===========       =========       =========

      Net Profit (Loss) Per Share          $     (0.02)      $     (0.36)      $   (0.03)      $   (0.08)
                                           ===========       ===========       =========       =========

      Average Shares
        Outstanding                            652,030           652,030         652,030         652,030
                                           ===========       ===========       =========       =========

                           HEARTLAND BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001


                                                                                             Accumulated
                                             Common         Additional         Retained         Other            Total
                                            Stock Par         Paid-in          Earnings     Comprehensive    Shareholders'
                                              Value           Capital         (Deficit)     Income (Loss)       Equity
                                            ---------       -----------       ---------     --------------   -----------
BALANCE, December 31, 1999                  $  65,203       $ 6,437,152       $(477,690)      $  (9,525)      $6,015,140

Comprehensive Income:

  Net loss for nine months ended
    September 30, 2000                                                         (237,547)                        (237,547)

  Other comprehensive income:

    Change in unrealized gain(loss) on
      securities available for sale                                                              64,966           64,966
                                                                                                               ---------
   Total comprehensive income (loss)                                                                            (172,581)
                                            ---------       -----------       ---------       ---------       ----------

BALANCE, September 30, 2000                 $  65,203       $ 6,437,152       $(715,237)      $  55,441       $5,842,559
                                            =========       ===========       =========       =========       ==========



BALANCE, December 31, 2000                  $  65,203       $ 6,437,152       $(706,101)      $ 142,902       $5,939,156

Comprehensive Income:

  Net loss for nine months ended
    September 30, 2001                                                          (10,976)                         (10,976)

  Other comprehensive income:

    Change in unrealized gain on
      securities available for sale                                                             (22,540)         (22,540)
                                                                                                              ----------
  Total comprehensive income (loss)                                                                              (33,516)
                                            ---------       -----------       ---------       ---------       ----------

BALANCE, September 30, 2001                 $  65,203       $ 6,437,152       $(717,077)      $ 120,362       $5,905,640
                                            =========       ===========       =========       =========       ==========

                           HEARTLAND BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                             2001               2000
                                                                         ------------       ------------
Operating Activities
  Net income (loss)                                                      $    (10,976)      $   (237,547)
  Adjustments to reconcile net income or loss to net cash
        provided by (used in) operating activities:
      Deferred income taxes                                                    (4,457)           (90,400)
      Provision for loan losses                                               114,107             65,104
      Depreciation and amortization                                           163,385            148,837
      Gain on called securities                                              (188,223)                --
      Net accretion on securities available for sale                           20,648             25,840
   Change in year-end balances of:
      Other assets                                                                538           (264,319)
      Other liabilities                                                        53,214              8,997
                                                                         ------------       ------------
        Net cash provided by (used in) operating activities                   148,236           (343,488)
                                                                         ------------       ------------

Investing Activities
   Net funding of loans                                                   (11,848,712)       (12,653,284)
   Purchase of securities available for sale                              (15,827,569)        (9,011,099)
   Principal collections and calls on securities available for sale        14,562,002                 --
   Acquisition of property and equipment                                     (216,604)          (125,378)
                                                                         ------------       ------------
        Net cash used in investing activities                             (13,330,883)       (21,789,761)
                                                                         ------------       ------------

Financing Activities
   Net increase in deposits                                                11,032,332         18,306,974
   Net borrowings                                                           1,635,783                 --
                                                                         ------------       ------------
        Net cash provided by financing activities                          12,668,115         18,306,974
                                                                         ------------       ------------

Net increase in cash and cash equivalents                                    (514,532)        (3,826,275)

Cash and cash equivalents:
   Beginning of year                                                        9,788,354         15,226,755
                                                                         ------------       ------------
   End of quarter                                                        $  9,273,822       $ 11,400,480
                                                                         ============       ============

                           HEARTLAND BANCSHARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

                      Nine Months Ended September 30, 2001


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

                  Basis of Presentation:

                  The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of Heartland Bancshares, Inc.'s financial results have been made. Operating results for the nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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

         Management maintains an allowance for loan losses, the amount of which is adjusted from time to time based on an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank's liquidity position was initially established through Heartland Bancshares' purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, its liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $52.9 million at September 30, 2001 as compared to $38.7 million at September 30, 2000. Below are the pertinent liquidity balances and ratios at September 30, 2001 and September 30, 2000.


                                                              At                        At
                                                     September 30, 2001        September 30, 2000
                                                     ------------------        -------------------

Cash and cash equivalents                              $   9,273,822             $  11,400,480
Securities available for sale                          $  17,477,493             $  15,898,465
  CDs over $100,000 to total deposits ratio                     14.3%                     13.1%
  Loan to deposit ratio                                         57.7%                     36.6%

         Cash and cash equivalents are the primary source of liquidity. At September 30, 2001, cash and cash equivalents amounted to $9.3 million, or 15.3% of total assets. This compares to $11.4 million, or 25.5% of total assets, as of September 30, 2000. Securities available for sale provide a secondary source of liquidity. Of the $17.5 million in Heartland National Bank's portfolio on September 30, 2001, $1 million is scheduled to mature during the last quarter of 2001. In addition, management believes it is likely that additional U. S. Government Agency securities will be called prior to their contractual maturity dates.

         At September 30, 2001, large denomination certificates accounted for 14.3% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at September 30, 2001:


                                                             MINIMUM
                                         SEPTEMBER 30,     REGULATORY
                                             2001          REQUIREMENT
                                         -------------     -----------

HEARTLAND NATIONAL BANK
Tier 1 risk-based capital ratio              15.4%            4.0%
Total risk-based capital ratio               16.4%            8.0%
Leverage ratio                                9.3%            4.0%

HEARTLAND BANCSHARES - CONSOLIDATED


                                                             MINIMUM
                                         SEPTEMBER 30,     REGULATORY
                                             2001          REQUIREMENT
                                         -------------     -----------

Tier 1 risk-based capital ratio              16.3%            4.0%
Total risk-based capital ratio               16.9%            8.0%
Leverage ratio                               10.3%            4.0%

         The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.


                             Results of Operations

         Heartland Bancshares had a loss of $22,261 in the third quarter of 2001, compared to a loss of $58,598 in the third quarter of 2000. This improvement was due in large part to realized gains resulting from calls during 2001 of securities available for sale. For the nine months ended September 30, 2001 and 2000, Heartland Bancshares had a net loss of $10,976 and $237,547, respectively. This improvement was also due, in large part, to the securities gains referred to above. The following is a brief discussion and comparison of the more significant components of net income:

         (a) Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following table sets forth the main components of interest-earning assets and interest-bearing liabilities for the nine months and quarter ended September 30, 2001 as compared to the comparable periods ended September 30, 2000.

                               Nine Months Ended
                                  September 30


                                                               Interest
                                     Average                    Income/               Yield/
Interest                             Balance                     Cost                  Cost
Earning Assets/                 --------------------      ------------------      ----------------
Bearing Liabilities              2001         2000         2001        2000       2001       2000
                                -------      -------      ------      ------      ----       -----
                                                     (dollars in thousands)

Federal funds sold              $12,280      $12,580      $  404      $  624      4.39%       6.21%
Securities                       14,761       12,268         673         586      6.08%       6.78%
Loans                            23,497        9,401       1,596         715      9.06%      10.14%
                                -------      -------      ------      ------      ----       -----
         Total                  $50,538      $34,249       2,673       1,925      7.05%       7.49%
                                =======      =======      ======      ======      ====       =====
Deposits                        $49,852      $33,559       1,203         875      3.22%       3.48%
Borrowings                          158            0           3           0      2.53%       0.00%
                                -------      -------      ------      ------      ----       -----
         Total                  $50,010      $33,559       1,206         875      3.22%       3.48%
Net interest income/spread                                $1,467      $1,050      3.83%       4.01%
                                                          ======      ======      ====        ====
Net yield on earning assets                                                       3.87%       4.09%
                                                                                  ====        ====

                                 Quarter Ended
                                  September 30


                                                                       Interest
                                              Average                    Income/               Yield/
Interest                                      Balance                     Cost                  Cost
Earning Assets/                          --------------------      ------------------      ----------------
Bearing Liabilities                       2001         2000         2001        2000       2001       2000
                                         -------      -------      ------      ------      ----       -----
                                                     (dollars in thousands)

Federal funds sold                        $11,831      $12,051      $104      $240         3.52%       7.77%
Securities                                 15,273       15,838       213       234         5.58%       6.06%
Loans                                      28,009       12,054       610       311         8.71%      10.32%
                                          -------      -------      ----      ----         ----       -----
         Total                            $50,691      $39,943       927       785         7.31%       7.86%
                                          =======      ======
Deposits  & borrowings                    $50,166      $39,321       399       367         3.23%       3.73%
                                          -------      -------      ----      ----         ----       -----
Net interest income/spread                                          $528      $418         4.08%       4.13%
                                                                    ====      ====         ====       =====
Net yield on earning assets                                                                4.13%       4.19%
                                                                                           ====       =====

         (b) At December 31, 2000, the allowance for loan losses amounted to $235,059. During the nine months ended September 30, 2001, an additional $114,107 was provided to the allowance for loan losses, bringing the balance to $347,082. Total loan charge-offs since the opening of Heartland National Bank have been $2,084. As of September 30, 2001, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         (c) Non-interest income, which consists of gain on the call of securities, service fees on deposit accounts and other miscellaneous fees, amounted to $319,827, or 0.76% of average assets, for the nine months ended September 30, 2001 and $62,943, or 0.45% of average assets, for the quarter ended September 30, 2001, as compared to $83,522 and $32,356, respectively for the nine months and the quarter ended September 30, 2000. The primary reason for the increase in non-interest income in 2001 is the realization of gains on securities that have been called (which amounted to $188,223 during the first nine months of 2001 as compared to no gain during the comparable period of 2000). Management purchased these securities at a discount, resulting in a gain when the securities were called at par prior to maturity.

         (d) Non-interest expense for the nine months and quarter ended September 30, 2001 amounted to $1,688,293 and $561,082 respectively as compared to $1,396,718 and $508,826 for the same periods in 2000. The components of non-interest expense for the nine months and quarter ended September 30, 2001 and September 30, 2000 are set forth below:


                                                  Nine Months Ended    Nine Months Ended
                                                  September 30, 2001   September 30, 2000       Increase
                                                  ------------------   ------------------       --------

Salaries and benefits                                 $  808,538          $  635,729            $172,809
Occupancy expenses                                       136,372             136,130                 242
Equipment expenses                                       159,248             138,633              20,615
General operating expenses                               584,135             486,226              97,909
                                                      ----------          ----------            --------
     Total non-interest expense                       $1,688,293          $1,396,718            $291,575
                                                      ==========          ==========            ========

                                         Quarter Ended      Quarter Ended
                                      September 30, 2001  September 30, 2000       Increase
                                      ------------------  ------------------       --------

Salaries and benefits                      $283,409            $227,907            $ 55,502
Equipment expenses                           51,282              61,792             (10,510)
Furniture and equipment                      50,411              51,085                (674)
General operating expenses                  193,825             168,042              25,783
                                           --------            --------            --------
     Total non-interest expense            $578,927            $508,826            $ 70,101
                                           ========            ========            ========


         Substantially all of the increase in non-interest expense can be directly attributed to the growth of Heartland National Bank since September 30, 2000, including, but not limited to, the opening of the third office.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matter submitted to a vote of security holders during the third quarter of 2001.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits. No exhibits are filed with this Report.

         (b) Reports of Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2001                     By: /s/ James C. Clinard
                                                -------------------------------
                                                James C. Clinard, President
                                                and Chief Executive Officer
                                                (principal executive officer)



Date: November 14, 2001                     By: /s/ Martha J. Kelley
                                                -------------------------------
                                                Martha J. Kelley, Chief
                                                Financial Officer (principal
                                                financial and accounting
                                                officer)