Form 10KSB40
period 2001-12-31
HEARTLAND BANCSHARES INC/FL
filed 2002-04-01
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-KSB
                             -----------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

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

Revenue for the fiscal year ended December 31, 2001:   $3,988,947.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (546,080 shares) on March 1, 2002, was $6,324,960. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2002: 652,030 shares of $.10 par value common stock.

Documents Incorporated by Reference:  NONE

Transitional Small Business Disclosure Format (check one)       Yes [ ] No [X]

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of Heartland Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Heartland Bancshares' financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. Heartland Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         Heartland Bancshares was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association then in organization. Heartland National Bank opened for business in September 1999, and presently operates three banking offices in Highlands County, Florida. Heartland National Bank is a full service commercial bank, without trust powers. The bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Heartland National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.


         Heartland Bancshares was incorporated as a mechanism to enhance Heartland National Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of Heartland Bancshares' banking business through acquisition of other financial institutions and provision of additional banking-related services which a traditional commercial bank may not provide under present laws. For example, banking regulations require that a national bank maintain a minimum ratio of capital to assets. In the event that Heartland National Bank's growth is such that this minimum ratio is not maintained, Heartland Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Heartland National Bank or raise capital otherwise in a manner which is unavailable to Heartland National Bank under existing banking regulations.

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

LOAN PORTFOLIO

         Heartland National Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2001, Heartland National Bank had a legal lending limit for unsecured loans of up to $930,768 to any one person. See "Supervision and Regulation."

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

         Heartland National Bank operates three banking offices in Highlands County, one in each of Sebring, Lake Placid and Avon Park. These three cities represent the major business and retail activity for the county. Heartland National Bank focuses on serving the needs of the low to moderate income areas, targeting households with $25,000 in annual income and businesses with up to $10 million in annual revenue, including agriculture businesses, attorneys, physicians, and small retail and service businesses.

         Competition in Highlands County is intense. The Highlands County market consists of nine commercial banks with a total of 30 branches. The four regional holding company banks operating in Highlands County possess over 75% of the market share in the county. One locally owned independent bank also operates in Highlands County, and three other independent banks each have at least one branch office in the county.

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

         Heartland National Bank plans to sell loan participations to correspondent banks with respect to loans which exceed Heartland National Bank's lending limit. As compensation for services provided by a correspondent, Heartland National Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2001 Heartland National Bank had eight outstanding participations.

DATA PROCESSING

         Heartland National Bank has entered into a data processing servicing agreement with First Integrated Systems, pursuant to which Heartland National Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Heartland National Bank is presently in the process of selecting a new data processing provider. Investment portfolio accounting is provided by SunTrust Bank, and payroll processing is provided by ADP.

EMPLOYEES

         As of March 1, 2002, Heartland National Bank employed 28 persons on a full-time basis, including six officers, and two persons on a part-time basis. Heartland National Bank plans to add additional persons as needed, including additional tellers and financial service representatives. All employees of Heartland Bancshares are also employed by Heartland National Bank, and all of the compensation paid to such employees is paid by Heartland National Bank.

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

SUPERVISION AND REGULATION

         Heartland Bancshares and Heartland National Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of Heartland Bancshares and Heartland National Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), the Florida Banking Department of Banking and Finance (the "Florida Banking Department") and the Federal Deposit Insurance Corporation ("FDIC").

         Heartland Bancshares is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, Heartland Bancshares may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, Heartland Bancshares may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that Heartland Bancshares, or any other bank holding company located in Florida, may acquire a bank located in any other state, and a bank holding company located outside Florida may acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state and the authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         A bank holding company which has not elected to become a financial holding company under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

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

         As a national bank, Heartland National Bank is subject to the supervision of the OCC and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, a national bank situated in the State of Georgia must obtain the prior approval of the Georgia Banking Department before establishing any branch offices or bank facilities. Heartland National Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, Heartland National Bank, as a subsidiary of Heartland Bancshares, is subject to restrictions under federal law in dealing with Heartland Bancshares and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

Gramm-Leach-Bliley

         The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 ("GLBA"), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services).

The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

         To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the Community Reinvestment Act.

         The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

         The implementation of the act increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, Heartland Bancshares does not intend to seek qualification as a financial holding company or to enter into these additional financial services areas.

Dividends

         Heartland Bancshares is a legal entity separate and distinct from Heartland National Bank. The principal source of cash flow for Heartland Bancshares is dividends from Heartland National Bank. There are various statutory and regulatory limitations on the payment of dividends by Heartland National Bank, as well as dividends paid by Heartland Bancshares to its shareholders.

         The payment of dividends by Heartland Bancshares and Heartland National Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holing companies should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as discussed below.

         Heartland National Bank is restricted in its ability to pay dividends under national banking laws and the regulations of the OCC. Heartland National Bank may only pay dividends out of undivided profits, subject to other applicable provisions of law. In addition, Heartland National Bank may not declare a dividend until its surplus equals its stated capital, unless there has been transferred to surplus not less than 10% of its net income of the preceding two consecutive six-month periods (in the case of an annual dividend). Approval by the OCC is required if the total dividends declared by Heartland National Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

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

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

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

         The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                             Total Risk-Based    Tier 1 Risk-Based        Tier 1
                                              Capital Ratio        Capital Ratio      Leverage Ratio
                                             ----------------    -----------------    --------------
       Well capitalized(1)                         >10%                 > 6%               > 5%
                                                   -                    -                  -
       Adequately Capitalized(1)                   > 8%                 > 4%               > 4%(2)
                                                   -                    -                  -
       Undercapitalized(4)                         < 8%                 < 4%               < 4%(3)
       Significantly Undercapitalized(4)           < 6%                 < 3%               < 3%
       Critically Undercapitalized                  --                   --                < 2%(5)

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

         In addition, the Federal Reserve Board, the OCC and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

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

         The scope of regulation and permissible activities of Heartland Bancshares and Heartland National Bank are subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. Heartland Bancshares and Heartland National Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.   DESCRIPTION OF PROPERTY

         Heartland National Bank presently operates three banking offices. One is located at 320 U.S. Highway 27 North, Sebring, Florida, one is located at 600 U.S. Highway 27 North, Lake Placid, Florida, and one is located at 930 U.S. Highway 27 South, Avon Park, Florida. The Sebring and Lake Placid offices each consist of an approximately 5,000 square foot office facility containing a vault, four offices, five teller stations, four drive-in windows, a boardroom conference facility, a loan operations area, and a drive-up ATM. The Avon Park office consists of a 3,384 square foot facility containing a vault, two offices, five teller stations, a walk-up ATM and two drive-in windows.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the quarter ended December 31, 2001 to a vote of security holders of Heartland Bancshares.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         During the period covered by this report and to date, there has been no established public trading market for Heartland Bancshares' common stock.

HOLDERS OF COMMON STOCK

         As of March 1, 2002, there were 419 holders of record of Heartland Bancshares' common stock.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         During 2001, Heartland National Bank continued to grow. Total assets of Heartland Bancshares grew from $47.9 million at December 31, 2000 to $66.3 million at December 31, 2001, and Heartland Bancshares' net income for 2001 was $15,812, or $.02 per share, as compared to a net loss of $228,411, or $.35 per share, during 2000.

         Net Interest Income

         Net interest income is the principal component of Heartland National Bank's income stream and represents the difference between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. Heartland National Bank has no investments in tax-exempt securities and, accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

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


                                                    Year Ended December 31, 2001       Year Ended December 31, 2000
                                                  ------------------------------      -----------------------------
                                                              Interest                            Interest
                                                   Average     Income/                 Average    Income/
                                                   Balance     Expense     Yield       Balance     Expense    Yield
                                                   -------    --------     -----       --------   --------    -----
                                                                     (dollar amounts in thousands)
ASSETS
Earning assets:
    Loans, net of deferred loan fees(1)........    $26,008      $2,229      8.57%       $11,004     $1,114    10.12%
    Investment securities(2)...................     15,451         915      5.92%        13,181        895     6.79%
    Federal funds sold.........................     10,429         431      4.13%        11,686        733     6.27%
                                                   -------      ------                 --------     ------
       Total earning assets....................     51,888       3,575      6.89%        35,871      2,742     7.64%
                                                                ------                              ------
 Cash and due from banks.......................      2,007                                1,596
 Premises and equipment, net...................       2877                                2,753
 Other assets..................................        741                                  609

 Allowance for loan losses.....................       (302)                                (155)
                                                   -------                             --------
       Total assets                                $57,211                             $ 40,674
                                                   =======                             ========


                                                    Year Ended December 31, 2001       Year Ended December 31, 2000
                                                  ------------------------------      -----------------------------
                                                              Interest                            Interest
                                                   Average     Income/                 Average    Income/
                                                   Balance     Expense     Yield       Balance     Expense    Yield
                                                   -------    --------     -----       --------   --------    -----
                                                                     (dollar amounts in thousands)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
    Interest-bearing demand deposits...........     $6,867         $63      0.91%       $ 5,019        $70     1.39%
    Savings deposits...........................      2,456          47      1.91%         1,498         44     2.94%
    Money market deposits......................     14,399         427      2.97%        10,670        488     4.57%
    Certificates of deposit of $100,000 or more      6,973         354      5.08%         4,504        269     5.97%
    Other time deposits........................     12,410         632      5.09%         7,033        388     5.52%
    Sweep repurchase accounts..................        302           6      1.99%             0          0     0.00%
                                                   -------      ------                 --------     ------
 Total interest-bearing liabilities............     43,407       1,529      3.52%        28,724      1,259     4.38%
 Noninterest-bearing demand deposits...........      7,911                                6,267
 Stock escrow liability........................          0                                2,144
 Other liabilities.............................        152                                  291
 Shareholders' equity..........................      5,741                                5,392
                                                   -------                             --------
       Total liabilities and shareholders'
 equity........................................    $57,211                              $40,674
                                                   =======                               ======

 Net interest income...........................                 $2,046                              $1,483
                                                                ======                              ======
 Net interest spread ..........................                             3.37%                              3.26%
                                                                            =====                              =====
 Net interest margin...........................                             3.94%                              4.13%
                                                                            =====                              =====

--------------------
(1)  During 2001, all loans were accruing interest.
(2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

         Net yield on earning assets for the years ended December 31, 2001 and 2000 was 6.89% and 7.64%, respectively. The cost of funds was increased in order to obtain monies needed to fund the strong loan demand. However, despite the increased cost of funds, net interest income increased from $1,483 to $2,046. This increase is attributed to the significant increase in earning assets during 2001.

         To counter potential declines in the net interest margin and the interest rate risk inherent in the balance sheet, Heartland National Bank periodically adjusts the rates and terms of its interest-bearing liabilities in response to general market rate changes and the competitive environment. Management monitors Federal funds sold levels throughout the year, investing any funds not necessary to maintain appropriate liquidity in higher yielding investments such as short-term U.S. government and agency securities. Heartland National Bank will continue to manage its balance sheet and its interest rate risk based on changing market interest rate conditions.

         Rate/Volume Analysis of Net Interest Income

         The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance (volume) has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

                                                                  Year Ended December 31, 2001
                                                                         compared with
                                                                  Year Ended December 31, 2000
                                                       -----------------------------------------------
                                                               Increase (decrease) due to:

                                                        Volume               Rate             Total
                                                       ---------           -------           ---------
Interest earned on:                                                    (in thousands)
    Taxable securities                                 $     154           $  (134)          $      20
    Federal funds sold                                       (79)             (223)               (302)
    Net loans                                              1,518              (403)              1,115
                                                       ---------           -------           ---------
  Total interest income                                $   1,593           $  (760)          $     833
                                                       =========           =======           =========
Interest paid on:
    NOW deposits and money market                      $     196           $  (264)          $     (68)
    Savings deposits                                          28               (25)                  3
    Time deposits                                            444              (115)                329
    Other borrowings                                           6                 0                   6
Total interest expense                                       674              (404)                270
                                                       ---------           -------           ---------
Change in net  interest income                         $     919           $  (356)          $     563
                                                       =========           =======           =========

                                                                        Year Ended December 31, 2000
                                                                               compared with
                                                                        Year Ended December 31, 1999
                                                       --------------------------------------------------------------
                                                                              Increase (decrease) due to:
                                                                           Rate/
                                                        Volume             Volume           Rate              Total
                                                       ---------           ------          ------           ---------
Interest earned on:                                                                 (in thousands)
    Funds with escrow agent                                  (95)               0               0                 (95)
    Taxable securities                                       793               78               2                 873
    Federal funds sold                                       461               57              24                 542
    Net loans                                              1,024               12               1               1,037
                                                       ---------           ------          ------           ---------
  Total interest income                                    2,183              147              27               2,357
Interest paid on:
    NOW deposits and money market                            391               89              26                 506
    Savings deposits                                          37                2               0                  39
    Time deposits                                            557               20               4                 581
    Other borrowings                                         (19)               0               0                 (19)
    Other liabilities                                          0                0               0                   0
                                                       ---------           ------          ------           ---------
  Total interest expense                                     966              111              30               1,107
                                                       ---------           ------          ------           ---------
Change in net  interest income                         $   1,217           $   36          $   (3)          $   1,250
                                                       =========           ======          ======           =========

         Non-Interest Income

         Non-interest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of other real estate owned, and investments available for sale are included in non-interest income.

         Non-interest income for the years ended December 31, 2001 and 2000 amounted to $413,858 and $128,797, respectively. As a percentage of average assets, non-interest income increased from .32% in 2000 to .72% in 2001. The increase in the amount of non-interest income during 2001 is primarily attributable to the gain on the sale of securities, as well as the increase in the number of deposit accounts and transactional volume.

         The following table summarizes the major components of non-interest income for the years ended December 31, 2001 and 2000.

                                                      Year ended December 31,
                                                  ------------------------------
                                                     2001                2000
                                                  ----------          ----------
Service fees on deposit accounts                  $  181,345          $  113,286
Miscellaneous, other                                 232,553              15,511
                                                  ----------          ----------
    Total non-interest income                     $  413,898          $  128,797
                                                  ==========          ==========

         Non-Interest Expense

         Non-interest expense increased from $1,860,499 during 2000 to $2,271,866 in 2001. As a percent of total average assets, non-interest expenses decreased from 4.58% to 3.97%. The primary reason for the increase in non-interest expense is the opening of the Avon Park office. Below are the components of non-interest expense for the years 2001 and 2000.

                                                        Year ended December 31,
                                                  ----------------------------------
                                                      2001                  2000
                                                  ------------          ------------
Salaries and benefits                             $  1,088,850          $    863,143
Occupancy and equipment expense                        399,361               368,911
Data and item processing                               246,691               168,613
Supplies and printing                                   59,707                84,850
Advertising and public relations                        60,381                38,782
Legal and professional                                  67,498               137,261
Other operating expenses                               349,428               198,939
                                                  ------------          ------------
    Total non-interest expense                    $  2,271,866          $  1,860,499
                                                  ============          ============

         Provision for Loan Losses

         During 2001, the allowance for loan losses grew from $235,059 to $393,051. During 2001, the allowance for loan losses as a percent of gross loans decreased from 1.26% to 1.08%. Net charge-offs during 2001 amounted to $4,175, or 0.01% of loans. There were no charge-offs during 2000. As of December 31, 2001, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

FINANCIAL CONDITION

         Loan Portfolio

         The following table presents various categories of loans contained in Heartland National Bank's loan portfolio at December 31, 2001 and 2000:

                                                            As of December 31,
                                                  ---------------------------------------
                                                       2001                     2000
                                                  --------------           --------------
Type of loan
Commercial                                        $    9,717,593           $    9,119,116
Consumer                                               9,232,486                4,268,232
Real estate                                           17,602,247                5,307,665
                                                  --------------           --------------
Subtotal                                              36,552,326               18,695,013
  Less: allowance for loan losses                       (393,051)                (235,059)
                                                  --------------           --------------
Total (net of allowances)                         $   36,159,275           $   18,459,954
                                                  ==============           ==============

         The following is a presentation of an analysis of maturities of loans at December 31, 2001:

                                                       Due in 1     Due after 1 to    Due after
                                                     year or less       5 years        5 years       Total
                                                     ------------   --------------    ---------    ----------
         Type of loan                                                       (in thousands)
         ------------
         Commercial                                   $   5,587        $   4,131      $      0     $   9,718
         Consumer                                         3,466            4,551         1,215         9,232
         Real estate                                      3,261           11,560         2,781        17,602
                                                      ---------        ---------      --------     ---------
                  Total                               $  12,314        $  20,242      $  3,996     $  36,552
                                                      =========        =========      ========     =========


         For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2001:

                                                       Due in 1     Due after 1 to     Due after
                                                     year or less       5 years         5 years       Total
                                                     ------------   --------------     ----------   ----------
         Type of Loan                                                       (in thousands)
         ------------
         Predetermined fixed interest rate            $   1,971        $  18,742         $  502     $  21,215
         Floating interest rate                          15,337                0              0        15,337
                                                      ---------        ---------         ------     ---------
                  Total                               $  17,308        $  18,742         $  502     $  36,552
                                                      =========        =========         ======     =========

         As of December 31, 2001, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were impaired or defined as "troubled debt restructurings."

         As of December 31, 2001, no loans were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2001, there were no loans with respect to which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Interest accrual was not discontinued on any loans during 2001.

Summary of Loan Loss Experience

         An analysis of Heartland National Bank's loan loss experience for fiscal 2001 and 2000 is furnished in the following table, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses

                                                      Year ended December 31,
                                                  --------------------------------
                                                      2001                 2000
                                                  -----------           ----------
Balance at beginning of period                    $   235,059           $  111,633
Charge-offs                                            (4,175)                   0
Recoveries                                                  0                    0
Additions charged to operations                       162,167              123,426
                                                  -----------           ----------
Balance at end of period                          $   393,051           $  235,059
                                                  ===========           ==========
Ratio of net charge-offs during the
    period to average loans outstanding
    during the period                                    0.02%                  0%
                                                  ===========           ==========


         At December 31, 2001 and 2000 the allowance was allocated as follows:

                                                         At December 31,
                                   -----------------------------------------------------------
                                               2001                           2000
                                   ----------------------------    ---------------------------
                                               Percent of loans               Percent of loans
                                               in each category               in each category
                                   Amount       to total loans     Amount      to total loans
                                   ------      ----------------    ------     ----------------
                                                 (dollar amounts in thousands)
Commercial                         $   92             26%          $   43             49%
Consumer                              138             25%              66             23%
Real Estate                            17             49%               4             28%
Unallocated                           146            N/A              122            N/A
                                   ------          -----           ------          -----
         Total                     $  393            100%          $  235            100%
                                   ======          =====           ======          =====

         Loan Loss Reserve

         In considering the adequacy of Heartland National Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 26% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in Heartland National Bank's loan portfolio. However, 57% of the aggregate principal amount of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         Heartland National Bank's consumer loan portfolio constitutes 25% of outstanding loans at December 31, 2001. At December 31, 2001 the majority of Heartland National Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

         Real estate mortgage loans constituted 49% of outstanding loans at December 31, 2001. The loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         Unsecured loans accounted for 31% of the commercial and consumer loans outstanding at December 31, 2001. By their nature, unsecured loans pose a higher risk than secured loans.

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

         Deposits

         The following table presents, for the years ended December 31, 2001 and 2000, the average amount of and average rate paid on each of the following deposit categories:


                                                                           Year ended December 31,
                                                        --------------------------------------------------------------
                                                                     2001                           2000
                                                        --------------------------        ----------------------------
                                                        Average          Average           Average           Average
                                                        amount          rate paid           amount          rate paid
                                                       ---------        ----------        ---------        -----------
                                                                         (dollar amounts in thousands)
Deposit Category
Non-interest bearing  demand deposits                  $   8,141             --           $   6,267             --
NOW and money market deposits                          $  21,266            2.3%          $  15,689            3.6%
Savings deposits                                       $   2,456            1.9%          $   1,498            2.9%
Time deposits                                          $  19,383            5.1%          $   1,538            5.7%


         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2001 and 2000:

                                                                        At December 31,
                                                  -------------------------------------------------------------
                                                             2001                              2000
                                                  --------------------------         --------------------------
                                                                     Average                            Average
                                                   Amount             rate            Amount             rate
                                                  --------           -------         --------           -------
                                                                         (dollar amounts in thousands)
Time Certificates of Deposit
3 months or less                                  $  3,856            4.36%          $  1,377            5.47%
3-6 months                                           1,476            4.12%             1,136            6.13%
6-12 months                                          1,427            3.52%             1,749            6.11%
over 12 months                                         761            4.90%               741            6.26%
                                                  --------                           --------
    Total                                         $  7,520            4.23%          $  5,003            5.97%
                                                  ========                           ========


         Investment Portfolio

         As of December 31, 2001, investment securities comprised approximately 26% of Heartland Bancshares' assets, federal funds sold comprised approximately 11% of Heartland Bancshares' assets, and net loans comprised approximately 55% of Heartland Bancshares' assets. Heartland National Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, Heartland National Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from Heartland National Bank to another bank.

         The following table presents the estimated fair value of Heartland National Bank's investments at December 31, 2001 and 2000. All securities held at December 31, 2001 and 2000 were categorized as available for sale.


                                                                                As of December 31,
                                                                      -------------------------------------
                                                                          2001                    2000
                                                                      -------------          --------------
Investments available for sale:
Obligations of U.S. Treasury and other U.S. agencies                  $  17,062,206          $  215,897,163
Equity securities                                                           220,050                 181,400
                                                                      -------------          --------------
    Total                                                             $  17,282,256          $   16,078,563
                                                                      =============          ==============

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

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2001 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                              After        After
                                                              three         six          After
                                                Within        months        months      one year       After
                                                three       but within    but within   but within      five
                                                months      six months    one year     five years      years        Total
                                              ----------    ----------    ----------   ----------    ---------    ---------
                                                                            (In thousands)
EARNING ASSETS:
    Loans                                     $   13,619    $    1,957    $    4,145    $  16,489    $     342    $  36,552
    Available-for-sale debt securities             1,005             0           227       11,286        4,544    $  17,062
    Federal funds sold                             7,049             0             0            0            0        7,049
                                              ----------    ----------    ----------    ---------    ---------    ---------
    Total earning assets                      $   21,673    $    1,957    $    4,372    $  27,775    $   4,886    $  60,663
SUPPORTING SOURCES OF FUNDS:
    Interest bearing demand deposits
    and savings                               $   27,069    $        0    $        0    $       0    $       0    $  27,069

Certificates, less than $100M                      5,652         4,231         1,749        1,751            0       13,383
    Certificates, $100M and over                   3,856         1,477         1,426          761            0        7,520
                                              ----------    ----------    ----------    ---------    ---------    ---------
    Total interest bearing liabilities        $   36,577    $    5,708    $    3,175    $   2,512    $       0    $  47,972
                                              ==========    ==========    ==========    =========    =========    =========
Interest rate sensitivity gap                    (14,904)       (3,751)        1,197    $  25,263    $   4,886    $  12,691
                                              ----------    ----------    ----------    ---------    ---------    ---------
Cumulative gap                                   (14,904)      (18,655)      (17,458)   $   7,805    $  12,691
Interest rate sensitivity gap ratio               (68.8%)      (191.7%)        27.4%        89.7%       100.0%
Cumulative interest rate sensitivity
       gap ratio                                  (68.8%)       (78.9%)       (62.3%)       16.5%        20.9%

         As evidenced by the table above, at December 31, 2001, Heartland National Bank is cumulatively asset sensitive after one year. In an increasing interest rate environment, an asset sensitive position (a gap ratio of greater than 1.0%) is generally more advantageous since assets are repriced sooner than liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap of less than 1.0%) is generally more advantageous as liabilities are repriced sooner than assets. With respect to Heartland National Bank, an increase in interest rates would result in higher earnings while a decrease in interest rates will reduce earnings. This assumes, however, that all other factors affecting income remain constant.

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

         Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Heartland National Bank's liquidity position was initially established with the net proceeds of the sale of $6,502,000 of the common stock of Heartland Bancshares in its initial public offering. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits grew to $60.4 million at December 31, 2001. Below are the pertinent liquidity balances and ratios at December 31, 2001 and 2000.


                                                                               At December 31,
                                                                        -----------------------------
                                                                           2001               2000
                                                                        -----------         ---------
                                                                             (dollar amounts in
                                                                                   thousands)
Cash and cash equivalents                                               $   9,204           $   9,788
Securities available for sale                                           $  17,062           $  15,897
CDs over $100,000 to total deposits ratio                                      12%                 12%
Loan to deposit ratio                                                          61%                 45%
Brokered deposits                                                       $       0           $       0

         Cash and cash equivalents are the primary source of liquidity. At December 31, 2001, cash and cash equivalents amounted to $9.2 million, representing 14% of total assets. Securities available for sale provide a secondary source of liquidity. $1.2 million in Heartland National Bank's securities portfolio is scheduled to mature in 2002.

         At December 31, 2001, large denomination certificates of deposits accounted for 12% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally more likely to be interest rate sensitive.

         Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2001, Heartland Bancshares had no brokered deposits in its portfolio.

         Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares' liquidity increasing or decreasing in any material way in the foreseeable future.

ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2001 and 2000 are as follows:

                                                                       Year ended December 31,
                                                                      --------------------------
                                                                       2001                2000
                                                                      ------              ------
Return on average assets                                               0.03%               (0.6)%
Return on average equity                                               (.28%)              (4.2)%
Average equity to average assets ratio                                 10.0%               13.3%
Dividend payout ratio                                                   0.0%                0.0%


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

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at December 31, 2001:


                                                                        Minimum
                                                     December 31,      regulatory
HEARTLAND NATIONAL BANK                                  2001         requirement
-----------------------                             -------------     ------------
Tier 1 risk-based capital ratio                          13.4%             4.0%
     Total risk-based capital ratio                      12.5%             8.0%
Leverage ratio                                            8.5%             4.0%

HEARTLAND BANCSHARES - CONSOLIDATED
-----------------------------------
Tier 1 risk-based capital ratio                          13.9%             4.0%
      Total risk-based capital ratio                     13.0%             8.0%
Leverage ratio                                            8.8%             4.0%


         The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.

ITEM 7.   FINANCIAL STATEMENTS

         The following financial statements are filed as Exhibit 99.1 to this report and are incorporated herein by reference:

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

                                    PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of Heartland Bancshares and Heartland National Bank are as follows:

                                                         Position with                   Position with
Name                                   Age(1)        Heartland Bancshares            Heartland National Bank
----                                  -------        --------------------            -----------------------
James C. Clinard..............          48                President,                       President,
                                                    Chief Executive Officer          Chief Executive Officer
                                                     and Class I Director                 and Director

James B. Belflower............          50             Class I Director              Senior Lending Officer
                                                                                          and Director

Martha J.  Kelley.............          61          Chief Financial Officer          Chief Financial Officer

Bert J. Harris, III...........          49             Class I Director                     Director

Roger D. Gurganus.............          49             Class I Director                     Director

Issac G. Nagib................          47             Class II Director                    Director

S. Allen Skipper..............          49             Class II Director                    Director

Malcolm C. Watters, Jr........          54             Class II Director                    Director

Robert P. Palmer..............          66             Class II Director                    Director

William R. Grigsby............          68            Class III Director                    Director

William R. Handley............          47            Class III Director                    Director

Edward L. Smoak...............          54            Class III Director                    Director

Lawrence B. Wells.............          47            Class III Director                    Director

Stanley H. Wells..............          53            Class III Director                    Director


---------------
(1) As of March 4, 2002

         With the exception of Mr. Belflower, Mr. Gurganus, Mr. Palmer, and Mr. Stanley Wells, all of the directors of Heartland Bancshares have served as directors since the incorporation of the company in September 1998. Mr. Belflower has been a member of the Board of Directors since February 2000. Mr. Gurganus, Mr. Palmer, and Mr. Wells have been members of the Board of Directors since July 2001. Heartland Bancshares has a classified Board of Directors whereby one-third of the members are elected each year at the company's Annual Meeting of Shareholders. Upon election, each director of Heartland Bancshares serves for a term of three years. Heartland Bancshares' officers are appointed by its Board of Directors and hold office at the will of the Board.

         Each member of the Board of Directors of Heartland National Bank is elected each year at Heartland National Bank's Annual Meeting of Shareholders. As Heartland Bancshares is the sole shareholder of Heartland National Bank, bank directors are effectively elected by the Board of Directors of the holding company. Heartland National Bank's officers are appointed by its Board of Directors and hold office at the will of the Board.

         JAMES C. CLINARD, age 48, has served as the President and Chief Executive Officer of Heartland Bancshares since its incorporation in August 1998. He was previously employed by Barnett Bank of Highlands County from 1976 until Barnett Bank was acquired by NationsBank (now Bank of America) in 1998. Prior to leaving , Mr. Clinard served as Executive Vice President / Senior Retail Executive.

         JAMES B. BELFLOWER, age 50, has served as the Executive Vice President and Senior Lending Officer of Heartland National Bank since February 1999. Prior to joining Heartland National Bank, Mr. Belflower served as Senior Vice President and Senior Lending Officer of Barnett Bank of Highlands County.

         BERT J. HARRIS, III, age 49, has practiced law as a partner in the law firm of Swaine, Harris, Sheehan and McClure, P.A. since 1990. Mr. Harris and his firm served as bank counsel for Barnett Bank of Highlands County for over ten years and also represented NationsBank/Highlands County, SunTrust Bank/Central Florida and Community Bank of Lake Placid.

         ROGER D. GURGANUS, age 49, is the owner of The Tireman, Inc. in Avon Park, Florida. Mr. Gurganus has owned this business since 1978.

         ISSAC G. NAGIB, age 47, began his career in physical therapy as Senior Physical Therapist at Mercy Hospital, Champaign, Illinois in 1980. In 1984, Dr. Nagib moved to Highlands County, Florida to serve in the position of Director of Physical Therapy at Highlands Regional Hospital in Sebring. In 1987, Dr. Nagib left Highlands Regional Hospital and founded Heartland Rehabilitation & Associates, Inc. Today, he is the manager of CORA Rehabilitation, Inc. with offices in Sebring and Lake Placid.

         S. ALLEN SKIPPER, age 48, earned his Bachelor of Science degree in 1976 and his Medical Degree in 1980, both from the University of South Florida. Dr. Skipper began his practice in Sebring, Florida in 1987 as a General and Vascular Surgeon.

         MALCOLM C. WATTERS, JR., age 54, has been self-employed in the citrus business since 1970.

         ROBERT P. PALMER, age 66, is the owner of Palmer Electric Service, Inc. in Avon Park, Florida. Mr. Palmer has owned this business since 1960.

         WILLIAM R. GRIGSBY, age 68, has been involved since 1972 in citrus production in Highlands County, Florida. He is currently a Partner in Southern Farms, a 7,000 acre citrus development in Highlands County, Florida.

         WILLIAM R. HANDLEY, age 47, is the owner of Homes by Handley, Inc., a construction company he founded in 1984.

         EDWARD L. SMOAK, age 54, has been a managing partner in his family citrus and cattle business since 1970, as well as owning substantial citrus properties individually. He served as a Commissioner on the Florida Citrus Commission for eight years and has served as a Director in the Lake Placid Citrus Cooperative since 1985.

         LAWRENCE B. WELLS, age 47, began a career in the insurance industry in 1974 with Florida Farm Bureau and formed his own independent agency in Lake Placid, Florida in 1983, which today has offices in Lake Placid, Sebring and Wauchula.

         STANLEY H. WELLS, age 53, is the President of Wells Motor company, in Avon Park, Florida since 1967.

         There are no family relationships between any director or executive officer and any other director or executive officer of Heartland Bancshares.

         Heartland Bancshares is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934.

ITEM 10.   EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation paid or accrued by Heartland Bancshares to or on behalf of Heartland Bancshares' Chief Executive Officer during 2001, 2000, 1999 and 1998.. None of the executive officers of Heartland Bancshares received compensation in excess of $100,000 during fiscal 2001.

         The following table provides certain summary information concerning compensation paid or accrued by Heartland Bancshares to or on behalf of Heartland Bancshares' Chief Executive Officer during 2001, 2000 and 1999. No other executive officer of Heartland Bancshares received compensation in excess of $100,000 during fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long-term
                                                            Annual Compensation                   Compensation
                                                         --------------------------         -----------------------
                                                                                                  Securities
                                            Year          Salary            Bonus              Underlying Options
                                            ----          --------          -------         ------------------------
James C. Clinard...................         2001          $105,000          $11,340                    --

                                            2000          $101,516          $10,500                    --

                                            1999           $92,767               --                  20,000


         No stock options were granted to or exercised by the Chief Executive Officer during 2001. The following table provides information regarding the number and value of options held by the Chief Executive Officer at December 31, 2001.

                          FISCAL YEAR END OPTION VALUES

                                                    Number of Securities                  Value of Unexercised
                                               Underlying Unexercised Options             In-the-Money Options
                                                     at Fiscal Year End                    at Fiscal Year End
                                                 Exercisable / Unexercisable           Exercisable / Unexercisable
                                               ------------------------------          ---------------------------
James C. Clinard.....................                  12,334 / 7,666                     $24,668 / $15,332(1)


--------------------

(1) Dollar values calculated by determining the difference between the estimated fair market value of Heartland Bancshares' common stock at December 31, 2001 ($12.00) and the exercise price of such options. Because no organized trading market exists for the common stock of the Bank, the fair market value was computed by reference to recent sales prices of the common stock during 2001.


         Employment Agreement with Chief Executive Officer

         On October 2, 1998, Heartland Bancshares entered into an employment agreement with James C. Clinard pursuant to which Mr. Clinard is employed as President and Chief Executive Officer of Heartland National Bank for a term expiring on September 7, 2004, the fifth anniversary of opening date of Heartland National Bank. The employment agreement provides for an initial annual salary of $100,000, which may be increased from time to time in the sole discretion of the Board of Directors of Heartland National Bank. Mr. Clinard is also eligible to receive an annual bonus not to exceed 30% of his annual base salary. In addition, Mr. Clinard was issued an option pursuant to the employment agreement to purchase 15,000 shares of common stock of Heartland Bancshares at a price of $10.00 per share.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 15, 2002 with respect to ownership of the outstanding common stock of Heartland Bancshares by (i) each director of Heartland Bancshares, and (ii) all executive officers and directors of Heartland Bancshares, as a group. To Heartland Bancshares' knowledge, no person beneficially owns in excess of 5% of the outstanding shares of the company's common stock.

         Unless otherwise indicated, each person has sole voting and investment power with respect to shares shown as beneficially owned by such person. The number of shares of common stock beneficially owned by a person includes shares issuable with respect to options exercisable within 60 days held by the person. The percentage of our common stock beneficially owned by a person has been calculated assuming that the person has exercised all options exercisable within 60 days the person holds and that no other persons exercised any options.

                                                                    Shares
                                                                Beneficially            Percent
  Name                                                              Owned               of Total
  ----                                                          ------------            --------
  James C. Clinard                                                 27,334(1)              4.1%
  James B. Belflower                                               11,000(2)              1.7%
  Bert J. Harris, III                                              13,334(3)              2.0%
  Issac G. Nagib                                                   18,334(4)              2.8%
  S. Allen Skipper                                                 13,334(5)              2.0%
  Malcolm C. Watters, Jr                                           13,334(6)              2.0%
  William R. Grigsby                                               28,334(7)              4.3%
  William R. Handley                                               19,084(8)              2.9%
  Edward L. Smoak                                                  28,334(9)              4.3%
  Lawrence B. Wells                                                13,334(10)             2.0%

  Roger D. Gurganus                                                10,000(11)             1.5%
  Robert P. Palmer                                                  3,000(12)               *
  Stanley H. Wells                                                    500(13)               *
        All directors and executive
        officers, as a group (14 persons)                         199,256(14)            28.6%

------------------------
*        Less than 1%.
(1) Includes 4,900 shares held jointly with spouse and 12,334 shares subject to presently exercisable options.
(2)      Includes 6,000 shares subject to presently exercisable options.
(3)      Includes 3,334 shares subject to presently exercisable options.
(4) Includes 14,900 shares held jointly with spouse and 3,334 shares subject to presently exercisable options.
(5) Includes 9,900 shares held jointly with spouse and 3,334 shares subject to presently exercisable options.
(6) Includes 9,900 shares held jointly with spouse and 3,334 shares subject to presently exercisable options.
(7) Includes 24,900 shares held by WCW Holding, Ltd., a family limited partnership of which Mr. Grigsby is the general partner and 3,334 shares subject to presently exercisable options.
(8) Includes 4,900 shares held jointly with spouse and 5,000 shares held in the individual retirement account of Mr. Handley's spouse as to which beneficial ownership is disclaimed, and 3,334 shares subject to presently exercisable options.
(9) Includes 24,900 shares held in the Edward L. Smoak Revocable Trust and 3,334 shares subject to presently exercisable options.
(10) Includes 9,900 shares held jointly with spouse and 3,334 shares subject to presently exercisable options.
(11)     Shares owned jointly with Deborah Vanderbilt.
(12) Represents 1,000 shares owned jointly with spouse and 1,000 shares owned jointly with each of two sons.
(13)     Includes 400 shares held in the Stanley H. Wells Revocable Living
         Trust.
(14) Includes 45,006 shares subject to presently exercisable options and 5,000 shares as to which beneficial ownership is disclaimed.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. An index of the exhibits that are filed with this report appears immediately following the signature page hereto and is incorporated herein by reference.

         (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the quarter ended December 31, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HEARTLAND BANCSHARES, INC.


Dated:  March 29, 2002                               By: /s/ James C. Clinard
                                                         -------------------------------------------------
                                                           James C. Clinard
                                                           President and Chief Executive Officer
                                                           (principal executive officer)


Dated: March 29, 2002                                By: /s/ Martha J. Kelley
                                                         -------------------------------------------------
                                                           Martha J. Kelley
                                                           Chief Financial Officer
                                                           (principal financial and accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                     Signature                                            Title                             Date
                     ---------                                            -----                             ----
/s/ James C. Clinard                                     President, Chief Executive Officer and        March 29, 2002
--------------------------------------------------                      Director
James C. Clinard

/s/ James B. Belflower                                                  Director                       March 29, 2002
--------------------------------------------------
James B. Belflower

/s/ William R. Grigsby                                                  Director                       March 29, 2002
--------------------------------------------------
William R. Grigsby

/s/ Roger D. Gurganus                                                   Director                       March 29, 2002
--------------------------------------------------
Roger D. Gurganus

/s/ William R. Handley                                                  Director                       March 29, 2002
--------------------------------------------------
William R. Handley

/s/ Bert J. Harris, III                                                 Director                       March 29, 2002
--------------------------------------------------
Bert J. Harris, III

/s/ Issac G. Nagib                                                      Director                       March 29, 2002
--------------------------------------------------
Issac G. Nagib

/s/ Robert P. Palmer                                                    Director                       March 29, 2002
--------------------------------------------------
Robert P. Palmer

/s/ S. Allen Skipper                                                    Director                       March 29, 2002
--------------------------------------------------
S. Allen Skipper


/s/ Edward L. Smoak                                                     Director                       March 29, 2002
--------------------------------------------------
Edward L. Smoak

/s/ Malcolm C. Watters, Jr.                                             Director                       March 29, 2002
--------------------------------------------------
Malcolm C. Watters, Jr.

/s/ Lawrence B. Wells                                                   Director                       March 29, 2002
--------------------------------------------------
Lawrence B. Wells

/s/ Stanley H. Wells                                                    Director                       March 29, 2002
--------------------------------------------------
Stanley H. Wells

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

     Exhibit No.                               Description of Exhibit
     -----------                               ----------------------

         *3.1     --       Amended and Restated Articles of Incorporation of Heartland Bancshares (SB-2)

         *3.2     --       Amended and Restated Bylaws of Heartland Bancshares (SB-2)

         *4.1     --       Specimen Common Stock Certificate (SB-2/A)

        *10.1     --       Employment Agreement dated as of October 2, 1998 by and between Heartland Bancshares and
                           James C. Clinard (SB-2)

        *10.1.1   --       Amendment No. 1 to Employment Agreement of James C. Clinard, dated December 1, 1998 (SB-2/A).

        *10.2     --       1999 Stock Option Plan (Exhibit 10.4 to 1999 10-KSB)

        *10.3     --       Form of Incentive Stock Option Agreement (Exhibit 10.5 to 1999 10-KSB)

        *10.4     --       Form of Nonqualified Stock Option Agreement (Exhibit 10.6 to 1999 10-KSB)

         21.1     --       Subsidiaries of the Registrant

         99.1     --       Consolidated Financial Statements