Form 10QSB
period 2002-03-31
HEARTLAND BANCSHARES INC/FL
filed 2002-05-15
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                              Commission File Number:
    March 31, 2002                                              333-67107

                           HEARTLAND BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

           Florida                                              65-0854929
           -------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

320 U.S. Highway 27 North, Sebring, Florida                            33870
-------------------------------------------                            -----
 (Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:     (863) 386-1300

Not Applicable
--------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.10 par value                             652,030
    -----------------------------                             -------
            Class                                  Outstanding as of May 8, 2002

Transitional Small Business Disclosure Format:

                                   Yes [ ]           No[X]

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           HEARTLAND BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                        March 31, 2002          December 31, 2001
                                                                        --------------          -----------------

ASSETS

Cash and due from banks                                                  $  2,718,585             $  2,154,809
Federal funds sold                                                          7,336,316                7,048,988
                                                                         ------------             ------------
     Total cash and cash equivalents                                       10,054,901                9,203,797
Securities                                                                 21,662,391               17,282,256
Loans:
   Commercial, financial and agricultural                                  10,798,858                9,717,593
   Real estate - mortgage                                                  19,672,621               17,602,247
   Installment and consumer loans                                           9,563,720                9,232,486
                                                                         ------------             ------------
     Total loans                                                           40,035,199               36,552,326
Less: Allowance for loan losses                                              (427,062)                (393,051)
                                                                         ------------             ------------
                           Net loans                                       39,608,137               36,159,275
Property and equipment                                                      2,791,005                2,838,470
Other assets                                                                  870,594                  772,472
                                                                         ------------             ------------

                                       TOTAL ASSETS                      $ 74,987,028             $ 66,256,270
                                                                         ============             ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits:
     Non-interest bearing demand                                         $ 13,954,790             $ 12,199,835
     Savings, NOW, and money market                                        32,591,882               27,068,895
     Time deposits under $100,000                                          13,923,276               13,383,049
     Time deposits over $100,000                                            6,433,144                7,520,124
                                                                         ------------             ------------
          Total deposits                                                   66,903,092               60,171,903
   Securities sold under repurchase agreements                              2,125,644                       --
  Other liabilities                                                           102,979                  207,362
                                                                         ------------             ------------
                           Total liabilities                               69,131,715               60,379,265


Shareholders' Equity
  Common stock, $.10 par value, 10,000,000 shares
     authorized, 652,030 shares issued and outstanding                         65,203                   65,203
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding                                   --                       --
  Additional paid-in capital                                                6,437,152                6,437,152
  Retained earnings (deficit)                                                (638,990)                (690,289)
  Accumulated other comprehensive income                                       (8,052)                  64,939
                                                                         ------------             ------------
                           Total shareholders' equity                       5,855,313                5,877,005
                                                                         ------------             ------------

                                       TOTAL LIABILITIES AND
                                         SHAREHOLDERS' EQUITY            $ 74,987,028             $ 66,256,270
                                                                         ============             ============

                           HEARTLAND BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                       Three Months Ended March 31,
                                                         2002                 2001
                                                       --------            --------

INTEREST INCOME
   Interest and fees on loans                          $710,511            $471,101
   Interest on federal funds sold                        29,596             149,465
   Interest on securities                               237,393             245,090
                                                       --------            --------
            Total interest income                       977,500             865,656

INTEREST EXPENSE
   Interest on deposits                                 272,997             403,542
   Interest on borrowings                                 4,147                  --
                                                       --------            --------
            Total interest expense                      277,144             403,542
                                                       --------            --------

            Net interest income                         700,356             462,114
Provision for loan losses                                37,681              23,957
                                                       --------            --------
            Net interest income
            after provision for loan losses             662,675             438,157

NON INTEREST INCOME                                      64,156             129,808

NON INTEREST EXPENSE
   Salaries and employee benefits                       313,853             250,833
   Occupancy expenses                                    48,283              42,925
   Furniture and equipment expenses                      53,998              53,605
   Other operating expenses                             228,323             158,960
                                                       --------            --------
             Total noninterest expense                  644,457             506,323
                                                       --------            --------

             INCOME BEFORE INCOME TAXES                  82,374              61,642

             Income taxes                                31,075              20,690
                                                       --------            --------

             NET INCOME                                $ 51,299            $ 40,952
                                                       ========            ========

             NET INCOME PER SHARE                      $   0.08            $   0.06
                                                       ========            ========

             Average Shares
                 Outstanding                            652,030             652,030
                                                       ========            ========

                          HEARTLAND BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Three Months Ended March 31, 2002 and 2001
                                  (unaudited)


                                                                                             Accumulated
                                                 Common      Additional      Retained           Other           Total
                                                Stock Par     Paid-in        Earnings       Comprehensive    Shareholders'
                                                  Value       Capital        (Deficit)      Income (Loss)       Equity
                                                 -------     ----------      ---------      -------------    -----------
BALANCE, December 31, 2000                       $65,203     $6,437,152      $(706,101)       $ 142,902       $5,939,156

Comprehensive Income:

   Net income for the three months ended
      March 31, 2001                                                            40,952                            40,952

   Other comprehensive income:

      Change in unrealized gain on
        securities available for sale                                                           (44,725)         (44,725)
                                                                                                              ----------
   Total comprehensive income (loss)                                                                              (3,773)
                                                 -------     ----------      ---------         --------       ----------

BALANCE, March 31, 2001                          $65,203     $6,437,152      $(665,149)        $ 98,177       $5,935,383
                                                 =======     ==========      =========         ========       ==========

BALANCE, December 31, 2001                       $65,203     $6,437,152      $(690,289)        $ 64,939       $5,877,005

Comprehensive Income:

   Net income for the three months ended
      March 31, 2002                                                            51,299                            51,299

   Other comprehensive income:

      Change in unrealized gain on
        securities available for sale                                                           (72,991)         (72,991)
                                                                                                              ----------
   Total comprehensive income (loss)                                                                             (21,692)
                                                 -------     ----------      ---------         --------       ----------

BALANCE, March 31, 2002                          $65,203     $6,437,152      $(638,990)         $ (8,052)     $5,855,313
                                                 =======     ==========      =========         ========       ==========

                          HEARTLAND BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                               Three Months Ended March  31,
                                                                                               2002                     2001
                                                                                           ------------             ------------

Operating Activities
   Net income                                                                              $     51,299             $     40,952
   Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
           Deferred income taxes                                                                 22,875                   20,690
           Provision for loan losses                                                             37,681                   23,957
           Depreciation and amortization                                                         48,311                   49,524
           Gain on called securities                                                             (1,816)                 (92,785)
           Net accretion/amortization on securities available for sale                           20,809                  (21,013)
   Change in balances of:
            Other assets                                                                        (78,465)                 (43,632)
            Other liabilities                                                                  (104,384)                  12,756
                                                                                           ------------             ------------
               Net cash provided by (used in) operating activities                               (3,690)                  (9,551)
                                                                                           ------------             ------------

Investing Activities
   Net funding of loans                                                                      (3,482,873)              (2,026,156)
   Purchase of securities available for sale                                                 (6,021,041)              (6,282,027)
   Principal collections, maturities and calls on securities available for sale               1,502,719                7,560,950
   Acquisition of property and equipment                                                           (846)                 (28,537)
                                                                                           ------------             ------------
               Net cash used in investing activities                                         (8,002,041)                (775,770)
                                                                                           ------------             ------------

Financing Activities
   Net increase in deposits                                                                   6,731,191                5,393,537
   Other borrowings                                                                           2,125,644                       --
                                                                                           ------------             ------------
               Net cash provided by financing activities                                      8,856,835                5,393,537
                                                                                           ------------             ------------

Net increase in cash and cash equivalents                                                       851,104                4,608,216

Cash and cash equivalents:
     Beginning of year                                                                        9,203,797                9,788,354
                                                                                           ------------             ------------
     End of quarter                                                                        $ 10,054,901             $ 14,396,570
                                                                                           ============             ============


SUPPLEMENTAL DISCLOSURE

     Interest paid                                                                         $    284,915             $    398,297
                                                                                           ============             ============

     Income taxes paid                                                                     $         --             $         --
                                                                                           ============             ============

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)
                       Three Months Ended March 31, 2002


NOTE 1 - ORGANIZATION

         Heartland Bancshares, Inc. is a Florida corporation with headquarters in Sebring, Florida. The company was formed to organize and own 100% of the capital stock of Heartland National Bank. Heartland National Bank is a nationally chartered full service institution with an office in Sebring, Florida, an office in Lake Placid, Florida, and an office in Avon Park, Florida. The Bank opened for business on September 7, 1999.

         The accompanying consolidated financial statements include the accounts of the Heartland Bancshares, Inc. and Heartland National Bank. All significant inter-company accounts and balances have been eliminated.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the Company's financial results have been made. Operating results for the three months ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Heartland Bancshares' operations are conducted through its sole subsidiary, Heartland National Bank, which commenced operations in September 1999.

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

         Principal banking operations commenced on September 7, 1999, and management has identified non-performing assets at less than .05%. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

         Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank's liquidity position was initially established through Heartland Bancshares' purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $66.9 million at March 31, 2002. Below are the pertinent liquidity balances and ratios at March 31, 2002 and March 31, 2001.


                                                                            AT                        AT
                                                                      MARCH 31, 2002            MARCH 31, 2001
                                                                      --------------            --------------

         Cash and cash equivalents................................      $10,054,901              $14,396,570
         Securities available for sale............................      $21,662,391              $14,845,675
         CDs over $100,000 to total deposits ratio................              9.6%                    15.2%
         Loan to deposit ratio....................................             59.8%                    43.8%

         Cash and cash equivalents are the primary source of liquidity. At March 31, 2002, cash and cash equivalents amounted to $10.1 million, representing 13% of total assets, as compared to $14.4 million, or 27% of total assets at March 31, 2001. Securities available for sale provide a secondary source of liquidity. Of the $21.7 million in Heartland National Bank's securities portfolio, $156,000 is scheduled to mature in 2002. In addition, management believes it is likely that additional
U. S. Government Agency securities will be called prior to their contractual maturity dates.

         At March 31, 2002, large denomination certificates accounted for 9.6% of total deposits as compared to 15.2% as of March 31, 2001. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

         The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at March 31, 2002:


                                                                       MINIMUM
                                                     MARCH 31,       REGULATORY
                                                       2002          REQUIREMENT
                                                     ---------       -----------

        HEARTLAND NATIONAL BANK

        Tier 1 Capital ....................            12.4%            4.0%
        Total risk-based capital ratio ....            13.3%            8.0%
        Leverage ratio ....................             8.1%            4.0%

        HEARTLAND BANCSHARES - CONSOLIDATED

        Tier 1 Capital ....................            12.8%            4.0%
        Total risk-based capital ratio ....            13.7%            8.0%
        Leverage ratio ....................             8.4%            4.0%

                             Results of Operations

         Net income for the three months ended March 31, 2002 amounted to $51,299 or $.08 per share, as compared to $40,952, or $.06 per share for the three months ended March 31, 2001. The following is a brief discussion of the more significant components of net income:

(a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the three months ending March 31, 2002, as compared to the three months ended March 31, 2001.


                                                                                Interest
Interest Earning                              Average                            Income/                            Yield/
Assets/Interest                               Balance                              Cost                             Cost
Bearing Liabilities                   2002               2001               2002            2001            2002             2001
---------------------------          -------            -------             ---             ---             ----             ----
                                                            (dollars in thousands)

Federal funds sold                   $ 7,294            $10,962            $ 30            $149             1.65%            5.44%
Securities                            19,770             15,018             237             245             4.80%            6.53%
Loans                                 38,504             19,729             711             471             7.06%            9.55%
                                     -------            -------            ----            ----
         Total                       $65,568            $45,709             977             865             5.78%            7.57%
                                     =======            =======            ====            ====
Deposits                             $62,585            $45,220             273             404             1.74%            3.57%
Borrowings                             1,857                  0               4               0              .89%             .00%
                                     -------            -------            ----            ----
                                     $64,442            $45,220             277             404             1.72%            3.57%
                                     =======            =======            ====            ====
Net interest income/spread                                                 $700            $461             4.06%            4.00%
                                                                           ====            ====             ====             ====
Net yield on earning assets                                                                                 4.27%            4.03%
                                                                                                            ====             ====

(b) At December 31, 2001, the allowance for loan losses amounted to $393,051. During the three months ended March 31, 2002, an additional $37,681 was provided to the allowance for loan losses, bringing the balance to $427,062. There have been charge-offs of $7,844 since the opening of Heartland National Bank. As of March 31, 2002, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses.

(c) Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $64,156 for the three months ended March 31, 2002, as compared to $129,808 for the three months ended March 31 2001. The primary reason for the decrease in non-interest income was the realization of gains on called securities in 2001.

(d) Non-interest expense for the three months ended March 31, 2002 amounted to $644,727, compared to $506,323 for the same period in 2001. The components of non-interest expense for the three months ended March 31, 2002 and March 31, 2001 are set forth below:

                                          Three Months         Three Months
                                             Ended                Ended
                                         March 31, 2002       March 31, 2001        Increase
                                         --------------       --------------        --------

Salaries and benefits ..........            $313,853            $250,833            $ 63,020
Occupancy expenses .............              48,283              42,925            $  5,358
Equipment expenses .............              53,998              53,605                 393
Other operating expense ........             228,323             158,960              69,363
                                            --------            --------            --------
  Total non-interest expense ...            $644,457            $506,323            $138,134
                                            ========            ========            ========

The major components of the increase in other operating expenses are:

         Data processing expenses - increase of $19,372
         Supplies - increase of $7,963
         Reclassification of computer software amortization - $7,943 Advertising and public relations - increase of $6,512
         Telephone - increase of $6,070

         Most of the above increases in other operating expenses, as well as the increases in salaries and benefits, relate to the opening of the Avon Park office in April 2001, and the resulting growth during the year.

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

         There were no items submitted for a vote during the three months ended March 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits. No exhibits are filed with this report.

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date: May 14, 2002                  By: /s/ James C. Clinard
                                                -------------------------------
                                                James C. Clinard, President
                                                and Chief Executive Officer
                                                (principal executive officer)

         Date: May 14, 2002                  By: /s/ Martha J. Kelley
                                                -------------------------------
                                                Martha J. Kelley,
                                                Chief Financial Officer
                                                (principal financial and
                                                 accounting officer)