Form 10QSB
period 2002-06-30
HEARTLAND BANCSHARES INC/FL
filed 2002-07-30
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
June 30, 2002	333-67107

HEARTLAND BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0854929

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 U.S. Highway 27 North, Sebring, Florida	33870

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (863) 386-1300

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value	652,030

Class	Outstanding as of July 17, 2002

Transitional Small Business Disclosure Format:

Yes                  No     X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$2,744,170	$2,154,809
Federal funds sold	2,911,687	7,048,988

Total cash and cash equivalents	5,655,857	9,203,797
Securities	24,321,809	17,282,256
Loans:
Commercial, financial and agricultural	12,219,549	9,717,593
Real estate — mortgage	22,503,905	17,602,247
Installment and consumer loans	9,803,582	9,232,486

Total loans	44,527,036	36,552,326
Less: Allowance for loan losses	(469,558)	(393,051)

Net loans	44,057,478	36,159,275
Property and equipment	2,750,773	2,838,470
Other assets	652,487	772,472

TOTAL ASSETS	$77,438,404	$66,256,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$13,622,231	$12,199,835
Savings, NOW, and money market	32,748,345	27,068,895
Time deposits under $100,000	13,635,223	13,383,049
Time deposits over $100,000	9,788,837	7,520,124

Total deposits	69,794,636	60,171,903
Securities sold under repurchase agreements	1,143,654	—
Other borrowings	225,000
Other liabilities	165,633	207,362

Total liabilities	71,328,923	60,379,265
Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 652,030 shares issued and outstanding	65,203	65,203
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,437,152	6,437,152
Retained earnings (deficit)	(515,319)	(690,289)
Accumulated other comprehensive income	122,445	64,939

Total shareholders’ equity	6,109,481	5,877,005

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,438,404	$66,256,270

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,

	2002	2001

Interest Income
Interest and fees on loans	$1,486,499	$986,031
Interest on federal funds sold	56,524	299,818
Interest on securities	523,945	460,056

Total interest income	2,066,968	1,745,905
Interest Expense
Interest on deposits	537,471	807,432
Interest on borrowings	9,062	—

Total interest expense	546,533	807,432

Net interest income	1,520,435	938,473
Provision for loan losses	80,391	69,419

Net interest income after provision for loan losses	1,440,044	869,054
Noninterest Income
Service charges and fees	106,285	55,404
Other income	33,628	201,480

Total noninterest income	139,913	256,884
Noninterest Expense
Salaries and employee benefits	628,377	525,129
Occupancy expenses	95,436	85,090
Furniture and equipment expenses	125,079	108,837
Other operating expenses	439,813	390,310

Total noninterest expense	1,288,705	1,109,366

Income before income taxes	291,252	16,572
Income taxes	116,282	5,287

Net Income	$174,970	$11,285

Net Income Per Share	$0.27	$0.02

Average Shares Outstanding	652,030	652,030

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended June 30,

	2002	2001

Interest Income
Interest and fees on loans	$775,988	$514,930
Interest on federal funds sold	26,927	150,353
Interest on securities	286,552	214,966

Total interest income	1,089,467	880,249
Interest Expense
Interest on deposits	264,475	403,890
Interest on borrowings	4,914	—

Total interest expense	269,389	403,890

Net interest income	820,078	476,359
Provision for loan losses	42,710	45,462

Net interest income after provision for loan losses	777,368	430,897
Noninterest Income
Service charges and fees	58,446	27,485
Other income	17,310	99,591

Total noninterest income	75,756	127,076
Noninterest Expense
Salaries and employee benefits	314,523	274,296
Occupancy expenses	47,153	42,165
Furniture and equipment expenses	71,081	55,232
Other operating expenses	211,490	231,350

Total noninterest expense	644,247	603,043

Income (Loss) before income taxes	208,877	(45,070)
Income taxes (benefit)	85,207	(15,403)

Net Income (Loss)	$123,670	$(29,667)

Net Income (Loss) Per Share	$0.19	$(0.04)

Average Shares Outstanding	652,030	652,030

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2001 and 2002
(Unaudited)

				Accumulated
	Common	Additional	Retained	Other	Total
	Stock Par	Paid-in	Earnings	Comprehensive	Shareholders'
	Value	Capital	(Deficit)	Income	Equity

BALANCE, December 31, 2000	$65,203	$6,437,152	$(706,101)	$142,902	$5,939,156
Comprehensive Income:
Net income for the six months ended June 30, 2001			11,285		11,285
Other comprehensive income:
Change in unrealized gain on securities available for sale				(83,138)	(83,138)

Total comprehensive income (loss)					(71,853)

BALANCE, June 30, 2001	$65,203	$6,437,152	$(694,816)	$59,764	$5,867,303

BALANCE, December 31, 2001	$65,203	$6,437,152	$(690,289)	$64,939	$5,877,005
Comprehensive Income:
Net income for the six months ended June 30, 2002			174,970		174,970
Other comprehensive income:
Change in unrealized gain on securities available for sale				57,506	57,506

Total comprehensive income					232,476

BALANCE, June 30, 2002	$65,203	$6,437,152	$(515,319)	$122,445	$6,109,481

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Operating Activities
Net income	$174,970	$11,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	116,282	5,287
Provision for loan losses	80,391	69,419
Depreciation and amortization	113,044	106,215
Gain on called securities	—	(180,962)
Net accretion/amortization on securities available for sale	46,378	(27,020)
Change in balances of:
Other assets	15,881	(23,891)
Other liabilities	(41,729)	32,847

Net cash provided by (used in) operating activities	505,217	(6,820)

Investing Activities
Net funding of loans	(7,978,594)	(6,716,993)
Purchase of securities available for sale	(14,372,034)	(10,791,927)
Principal collections, maturities and calls on securities available for sale	7,331,431	11,658,819
Acquisition of property and equipment	(25,347)	(151,354)

Net cash used in investing activities	(15,044,544)	(6,001,455)

Financing Activities
Net increase in deposits	9,622,733	12,576,249
Other borrowings	1,368,654	—

Net cash provided by financing activities	10,991,387	12,576,249

Net increase (decrease) in cash and cash equivalents	(3,547,940)	6,567,974
Cash and cash equivalents:
Beginning of year	9,203,797	9,788,354

End of quarter	$5,655,857	$16,356,328

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002

NOTE 1 – ORGANIZATION

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the company’s financial results have been made. Operating results for the six months and quarter ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Heartland Bancshares’ operations are conducted through its sole subsidiary, Heartland National Bank, which commenced operations in September 1999.

Financial Condition

     Management continuously monitors the financial condition of Heartland National Bank in order to maintain sufficient capital to support the operations of Heartland National Bank and Heartland Bancshares and to protect the depositors of Heartland National Bank. Significant items affecting Heartland National Bank’s financial condition are discussed below.

Asset Quality

     A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. Heartland National Bank’s directive in this regard is carried out through its policies and procedures for extending credit to Heartland National Bank’s customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

     At June 30, 2002, management had identified non-performing assets at less than .05%. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank’s liquidity position was initially established through Heartland Bancshares’ purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $69.8 million at June 30, 2002. Below are the pertinent liquidity balances and ratios at June 30, 2002 and June 30, 2001.

	At	At
	June 30, 2002	June 30, 2001

Cash and cash equivalents	$5,655,857	$16,356,328
Securities available for sale	$24,321,809	$15,293,037
CDs over $100,000 to total deposits ratio	14.0%	12.7%
Loan to deposit ratio	63.8%	46.1%

     Cash and cash equivalents are the primary source of liquidity. At June 30, 2002, cash and cash equivalents amounted to $5.7 million, representing 7% of total assets, as compared to $16.4 million, or 27% of total assets at June 30, 2001. Securities available for sale provide a secondary source of liquidity. Of the $24.3 million in Heartland National Bank’s securities portfolio, $79,580 is scheduled to mature in 2002. In addition, management believes it is likely that additional U. S. Government Agency securities will be called prior to their contractual maturity dates.

     At June 30, 2002, large denomination certificates accounted for 14.0% of total deposits as compared to 12.7% as of June 30, 2001. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares’ liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, non-cumulative perpetual preferred stock and any related surplus and minority interest in the equity accounts of consolidated subsidiaries. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

     The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average total assets during the most recent quarter. The OCC has established a 4.0% minimum leverage ratio requirement for all banks that are not rated CAMELS 1.

     The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at June 30, 2002 and June 30, 2001:

			Minimum
	June 30,	June 30,	regulatory
	2002	2001	requirement

Heartland National Bank
Tier 1 Capital	12.5%	17.1%	4.0%
Total risk-based capital ratio	13.4%	18.1%	8.0%
Leverage ratio	7.9%	10.0%	4.0%
Heartland Bancshares – Consolidated
Tier 1 Capital	12.4%	17.7%	4.0%
Total risk-based capital ratio	13.4%	18.7%	8.0%
Leverage ratio	8.0%	10.4%	4.0%

Results of Operations

     Heartland Bancshares had net income of $123,670 in the second quarter of 2002, compared to a loss of $29,667 in the second quarter of 2001. For the six months ended June 30, 2002 and 2001, Heartland Bancshares had a net income of $174,970 and $11,285, respectively. The following is a brief discussion of the more significant components of net income:

(a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the six months and quarter ended June 30, 2002, as compared to the comparable periods ended June 30, 2001.

Six Months Ended June 30,

			Interest
Interest Earning	Average		Income/		Yield/
Assets/Interest	Balance		Cost		Cost
Bearing Liabilities	2002	2001	2002	2001	2002	2001

(dollars in thousands)
Federal funds sold	$6,681	$12,509	$57	$300	1.71%	4.80%
Securities	21,075	14,501	524	460	4.97%	6.35%
Loans	40,308	21,204	1,486	986	7.37%	9.30%

Total	$68,064	$48,214	2,067	1,746	6.07%	7.24%

Deposits	$66,238	$47,707	537	808	1.62%	3.39%
Borrowings	2,043	0	9	0	.88%	.00%

Total	$68,281	$47,707	546	808	1.60%	3.39%

Net interest income/spread			$1,521	$938	4.47%	3.85%

Net yield on earning assets					4.47%	3.89%

Three Months Ended June 30,

					Interest
Interest Earning	Average		Income/		Yield/
Assets/Interest	Balance		Cost		Cost
Bearing Liabilities	2002	2001	2002	2001	2002	2001

(dollars in thousands)
Federal funds sold	$6,074	$14,038	$27	$150	1.78%	4.29%
Securities	23,801	13,990	287	215	4.82%	6.16%
Loans	42,093	22,663	776	515	7.37%	9.11%

Total	$71,968	$50,691	1,090	880	6.06%	6.96%

Deposits	$69,851	$50,166	264	404	1.51%	3.23%
Borrowings	2,228	0	5	0	.90%	.00%

Total	$72,079	$50,166	269	880	1.49%	3.23%

Net interest income/spread			$821	$476	4.57%	3.73%

Net yield on earning assets					4.56%	3.77%

(b)	At December 31, 2001, the allowance for loan losses amounted to $393,051. During the six months ended June 30, 2002, an additional $80,391 was provided to the allowance for loan losses, bringing the balance to $469,558 as compared to $304,478 at June 30, 2001. There have been net charge-offs of $8,132 since the opening of Heartland National Bank. As of June 30, 2002, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $139,913, or 0.38% of average assets, for the six months ended June 30, 2002 and $75,756, or 0.39% of average assets, for the quarter ended June 30, 2002, as compared to $256,884 and $127,076, respectively for the six months and the quarter ended June 30 2001. The primary reason for the decrease in non-interest income was the realization of gains on called securities in 2001.

(d)	Non-interest expense for the six months and quarter ended June 30, 2002 amounted to $1,288,705 and $644,247, respectively, as compared to $1,109,366 and $601,091 for the same period in 2001. The components of non-interest expense for the six months and quarter ended June 30, 2002 and June 30, 2001 are set forth below:

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001	Increase

Salaries and benefits	$628,377	$525,129	$103,248
Occupancy expenses	95,436	85,090	10,346
Equipment expenses	125,079	108,837	16,242
General operating expenses	439,813	390,310	49,503

Total non-interest expense	$1,288,705	$1,109,366	$179.339

	Quarter Ended	Quarter Ended	Increase/
	June 30, 2002	June 30, 2001	Decrease

Salaries and benefits	$314,523	$274,296	$40,227
Occupancy expenses	47,153	42,165	4,988
Equipment expenses	71,081	55,232	15,849
General operating expenses	211,490	229,398	(17,908)

Total non-interest expense	$644,247	$601,091	$43,156

     Increases in operating expenses for the six months ended June 30, 2002 as compared to June 30, 2001 can predominantly be attributed to the operation of the Avon Park office for the full period as compared to only a partial period in 2001.

     Heartland Bancshares is not aware of any current recommendation by any regulatory authority which, if implemented, would have a material effect on Heartland Bancshares’ liquidity, capital resources or results of operations.

Cautionary Note Regarding Forward-Looking Statements

     Heartland Bancshares may, from time to time, make written or oral forward-looking statements, including statements contained in Heartland Bancshares’ filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Heartland Bancshares’ actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in Heartland Bancshares’ market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. Heartland Bancshares cautions that such factors are not exclusive. Heartland Bancshares does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, Heartland Bancshares.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 2002 Annual Meeting of Shareholders of Heartland Bancshares was held on April 18, 2002. The following table sets forth the name of each individual elected at the 2002 Annual Meeting and the results of voting with respect to each director:

Director	Class	Votes For	Votes Withheld

James B. Belflower	I	383,000	0
James C. Clinard	I	383,000	0
Bert J. Harris III	I	383,000	0
Roger D. Gurganus	I	383,000	0
Robert P. Palmer	II	383,000	0
Stanley H. Wells	III	383,000	0

     The term of each of the following directors of Heartland Bancshares continued after the 2002 Annual Meeting: William R. Grigsby, William R. Handley, Issac G. Nagib, S. Allen Skipper, Edward L. Smoak, Malcolm C. Watters, Jr., and Lawrence B. Wells. No other matters were submitted to a vote of the shareholders at the 2002 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. No exhibits are filed with this Report.

(b)	Reports of Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Date: July 29, 2002	By: /s/ James C. Clinard James C. Clinard, President and Chief Executive Officer (principal executive officer)

Date: July 29, 2002	By: /s/ Martha J. Kelley Martha J. Kelley, Chief Financial Officer (principal financial and accounting officer)