Form 10QSB
period 2002-09-30
HEARTLAND BANCSHARES INC/FL
filed 2002-11-13
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
September 30, 2002	333-67107

HEARTLAND BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0854929

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 U.S. Highway 27 North, Sebring, Florida	33870

(Address of principal executive offices)	(Zip Code)

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

Yes [X]	No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value	652,030

Class	Outstanding as of October 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$3,378,895	$2,154,809
Federal funds sold	2,326,437	7,048,988

Total cash and cash equivalents	5,705,332	9,203,797
Securities	20,727,444	17,282,256
Loans:
Commercial, financial and agricultural	13,711,796	9,717,593
Real estate — mortgage	25,601,221	17,602,247
Installment and consumer loans	11,513,655	9,232,486

Total loans	50,826,672	36,552,326
Less: Allowance for loan losses	(521,912)	(393,051)

Net loans	50,304,760	36,159,275
Property and equipment	2,724,812	2,838,470
Other assets	557,157	772,472

TOTAL ASSETS	$80,019,505	$66,256,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities Deposits:
Non-interest bearing demand	$13,805,102	$12,199,835
Savings, NOW, and money market	33,663,487	27,068,895
Time deposits under $100,000	15,777,522	13,383,049
Time deposits over $100,000	9,909,523	7,520,124

Total deposits	73,155,634	60,171,903
Securities sold under repurchase agreements	161,041	—
Other borrowings	225,000	—
Other liabilities	181,415	207,362

Total liabilities	73,723,090	60,379,265
Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 652,030 shares issued and outstanding	65,203	65,203
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,437,152	6,437,152
Retained earnings (deficit)	(410,810)	(690,289)
Accumulated other comprehensive income	204,870	64,939

Total shareholders’ equity	6,296,415	5,877,005

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,019,505	$66,256,270

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended September 30,

	2002	2001

Interest income
Interest and fees on loans	$841,794	$610,264
Interest on securities	257,289	104,336
Interest on federal funds sold	12,397	212,802

Total interest income	1,111,480	927,402
Interest expense
Interest on deposits	278,062	395,467
Interest on borrowings	4,819	3,268

Total interest expense	282,881	398,735

Net interest income	828,599	528,667
Provision for loan losses	64,091	44,688

Net interest income after provision for loan losses	764,508	483,979
Noninterest income
Service charges and fees	58,859	42,267
Gain on securities sales/calls	24,298	7,261
Other income	17,345	13,415

Total noninterest income	100,501	62,943

Noninterest expense
Salaries and employee benefits	328,214	283,409
Occupancy expenses	46,949	51,282
Furniture and equipment expenses	64,428	50,411
Other operating expenses	252,634	193,825

Total noninterest expense	692,225	578,927

Income (loss) before income taxes	172,784	(32,005)
Income tax (benefit)	69,105	$(9,744)

NET INCOME (LOSS)	$103,679	$(22,261)

NET LOSS INCOME (PER SHARE)	$0.16	$(0.03)

Average Shares Outstanding	652,030	652,030

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,

	2002	2001

Interest income Interest and fees on loans	$2,328,294	$1,596,295
Interest on securities	781,233	404,154
Interest on federal funds sold	68,921	672,858

Total interest income	3,178,448	2,673,307
Interest expense Interest on deposits	815,533	1,202,899
Interest on borrowings	13,881	3,268

Total interest expense	829,414	1,206,167

Net interest income	2,349,033	1,467,140
Provision for loan losses	144,482	114,107

Net interest income after provision for loan losses	2,204,551	1,353,033
Noninterest income Service charges and fees	165,144	97,671
Gain on securities sales/calls	25,918	188,223
Other income	49,352	33,933

Total noninterest income	240,414	319,827

Noninterest expense Salaries and employee benefits	956,591	808,538
Occupancy expenses	142,385	136,372
Furniture and equipment expenses	189,506	159,248
Other operating expenses	692,447	584,135

Total noninterest expense	1,980,929	1,688,293

Income (loss) before income taxes	464,036	(15,433)
Income tax (benefit)	$184,557	$(4,457)

NET INCOME (LOSS)	279,479	(10,976)

NET INCOME (LOSS) PER SHARE	$0.43	$(0.02)

Average shares outstanding	652,030	652,030

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2002

				Accumulated
	Common	Additional	Retained	Other	Total
	Stock Par	Paid-in	Earnings	Comprehensive	Shareholders'
	Value	Capital	(Deficit)	Income	Equity

BALANCE, December 31, 2000	$65,203	$6,437,152	$(706,101)	$142,902	$5,939,156
Comprehensive Income:
Net income for the nine months ended September 30, 2001			(10,976)		(10,976)
Other comprehensive income:
Change in unrealized gain on securities available for sale				(22,540)	(22,540)

Total comprehensive income (loss)					(33,516)

BALANCE, September 30, 2001	$65,203	$6,437,152	$(717,077)	$120,362	$5,905,640

BALANCE, December 31, 2001	$65,203	$6,437,152	$(690,289)	$64,939	$5,877,005
Comprehensive Income:
Net income for the nine months ended September 30, 2002			279,479		279,479
Other comprehensive income:
Change in unrealized gain on securities available for sale				139,931	139,931

Total comprehensive income					419,410

BALANCE, September 30, 2002	$65,203	$6,437,152	$(410,810)	$204,870	$6,296,415

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

Operating Activities Net income	$279,479	$(10,976)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	184,557	(4,457)
Provision for loan losses	144,482	114,107
Depreciation and amortization	169,666	163,385
Gain on called securities	(25,918)	(188,223)
Net accretion/amortization on securities available for sale	69,226	20,648
Change in balances of:
Other assets	(151,495)	538
Other liabilities	(25,947)	53,214

Net cash provided by operating activities	644,050	148,236

Investing Activities Net funding of loans	(14,289,967)	(11,848,712)
Purchase of securities available for sale	(14,372,034)	(15,827,569)
Principal collections, maturities and calls on securities available for sale	11,104,998	14,562,002
Acquisition of property and equipment	44,716	(216,604)

Net cash used in investing activities	(17,512,287)	(13,330,883)

Financing Activities Net increase in deposits	12,983,731	11,032,332
Other borrowings	386,041	1,635,783

Net cash provided by financing activities	13,369,772	12,668,115

Net a decrease in cash and cash equivalents	(3,498,465)	(514,532)
Cash and cash equivalents:
Beginning of year	9,203,797	9,788,354

End of quarter	$5,705,332	$9,273,822

SUPPLEMENTAL DISCLOSURE
Interest paid	$284,915	$398,297

Income taxes paid	$—	$—

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2002

NOTE 1 — ORGANIZATION

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the company’s financial results have been made. Operating results for the nine months and quarter ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     At September 30, 2002, there were no non-performing assets. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Heartland National Bank’s liquidity position was initially established through Heartland Bancshares’ purchase of $6.0 million of the common stock of Heartland National Bank. As Heartland National Bank grows, liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $73.2 million at September 30, 2002. Below are the pertinent liquidity balances and ratios at September 30, 2002 and December 31, 2001.

	At	At
	September 30, 2002	December 31, 2001

Cash and cash equivalents	$5,705,332	$9,203,797
Securities available for sale	$20,727,444	$17,282,256
CDs over $100,000 to total deposits ratio	13.5%	12.5%
Loan to deposit ratio	69.5%	60.7%

     Cash and cash equivalents are the primary source of liquidity. At September 30, 2002, cash and cash equivalents amounted to $5.7 million, representing 7% of total assets, as compared to $9.3 million, or 15.3% of total assets at September 30, 2001. Securities available for sale provide a secondary source of liquidity. Management believes it is likely that a substantial amount of U. S. Government Agency securities will be called prior to their contractual maturity dates, thus providing additional sources of liquidity.

     At September 30, 2002, large denomination certificates accounted for 13.5% of total deposits as compared to 12.5% as of December 31, 2001. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands

County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be rate sensitive.

     Management knows of no trends, demands, commitments, events or uncertainties that should result sin or are reasonably likely to result in Heartland Bancshares’ liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

     The risk-based guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers”. Tier 1 capital consists of common shareholders’ equity, non-cumulative perpetual preferred stock and any related surplus and minority interest in the equity accounts of consolidated subsidiaries. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

     The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average total assets during the most recent quarter. The OCC has established a 4.0% minimum leverage ratio requirement for all banks that are not rated CAMELS 1.

     The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at September 30, 2002 and December 31, 2001:

			Minimum
	September 30,	December 31,	regulatory
	2002	2001	requirement

Heartland National Bank
Tier 1 risk-based capital ratio	11.5%	13.4%	4.0%
Total risk-based capital ratio	12.4%	12.5%	8.0%
Leverage ratio	8.0%	8.5%	4.0%
Heartland Bancshares — Consolidated
Tier 1 risk-based capital ratio	11.2%	13.9%	4.0%
Total risk-based capital ratio	12.1%	13.0%	8.0%
Leverage ratio	7.8%	8.8%	4.0%

Results of Operations

     Heartland Bancshares had net income of $103,679 in the third quarter of 2002, compared to a loss of $22,261 in the third quarter of 2001. For the nine months ended September 30, 2002, Heartland Bancshares had a net income of $279,479, compared to a loss of $22,261 for the nine months ended September 30, 2001. The following is a brief discussion of the more significant components of net income:

(a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following tables set forth the main components of interest earning assets and interest bearing liabilities for the nine months and quarter ended September 30, 2002, as compared to the comparable periods ended September 30, 2001.

Nine Months Ended September 30,

			Interest
Interest Earning	Average		Income/		Yield/
Assets/Interest	Balance		Cost		Cost
Bearing Liabilities	2002	2001	2002	2001	2002	2001

(dollars in thousands)
Federal funds sold	$5,402	$12,280	$69	$404	1.70%	4.39%
Securities	21,507	14,761	781	673	4.84%	6.08%
Loans	42,503	23,497	2,328	1,596	7.30%	9.06%

Total	$69,412	$50,538	3,178	2,673	6.10%	7.05%

Deposits	$67,692	$49,852	$815	$1,203	1.61%	3.22%
Borrowings	1,624	158	14	3	1.15%	2.53%

Total	$69,316	$50,010	$829	$1,206	1.59%	3.22%

Net interest income/spread			$2,349	$1,467	4.51%	3.83%

Net yield on earning assets					4.51%	3.87%

Three Months Ended September 30,

			Interest
Interest Earning	Average		Income/		Yield/
Assets/Interest	Balance		Cost		Cost
Bearing Liabilities	2002	2001	2002	2001	2002	2001

(dollars in thousands)
Federal funds sold	$2,728	$11,831	$12	$104	1.76%	3.52%
Securities	22,358	15,273	257	213	4.60%	5.58%
Loans	46,821	28,009	842	610	7.19%	8.71%

Total	$71,907	$50,691	1,111	927	6.18%	7.31%

Deposits	$70,552	$50,166	278	399	1.58%	3.23%
Borrowings	950	0	5	0	2.11%	0%

Total	$71,502	$50,166	283	399	1.58%	3.23%

Net interest income/spread			$828	$528	4.60%	4.08%

Net yield on earning assets					4.61%	4.13%

(b)	At December 31, 2001, the allowance for loan losses amounted to $393,051. During the nine months ended September 30, 2002, an additional $144,482 was provided to the allowance for loan losses, bringing the balance to $521,912. There have been net charge-offs of $19,796 since the opening of Heartland National Bank. As of September 30, 2002, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

(c)	Non-interest income, which consists primarily of gain on the sale of securities, service fees on deposit accounts and other miscellaneous fees, amounted to $240,414, or 0.43% of average assets, for the nine months ended September 30, 2002 and $100,501, or 0.52% of average assets, for the quarter ended September 30, 2002 as compared to $319,827 and $62,943, respectively for the nine months and the quarter ended September 30, 2001. The primary reason for the decrease in non-interest income was the realization of gains on called securities in the first half of 2001.

(d)	Non-interest expense for the nine months and quarter ended September 30, 2002 amounted to $1,980,929 and $692,225, respectively, as compared to $1,688,293 and $578,927 for the same period in 2001. The components of non-interest expense for the nine months and quarter ended September 30, 2002 and September 30, 2001 are set forth below:

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	Increase

Salaries and benefits	$956,591	$808,538	$148,053
Occupancy expenses	142,385	136,372	6,013
Equipment expenses	189,506	159,248	30,258
General operating expenses	692,447	584,135	108,312

Total non-interest expense	$1,980,929	$1,688,293	$292,636

	Quarter Ended	Quarter Ended	Increase/
September 30, 2002		September 30, 2001	Decrease

Salaries and benefits	$328,214	$283,409	$44,805
Occupancy expenses	46,949	51,282	(4,333)
Equipment expenses	64,428	50,411	14,017
General operating expenses	252,634	193,825	58,809

Total non-interest expense	$692,225	$578,927	$113,298

Increases in operating expenses for both the nine months and three months ended September 30, 2002 as compared to September 30, 2001 can be attributed largely to the operation of the Avon Park office for the full period in 2002 as compared to only a partial period in 2001, as well as expenses incurred in 2002 in connection with a data processing conversion scheduled for November 2002.

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

Item 3. Controls and Procedures

     Heartland Bancshares’ Chief Executive Officer and Chief Financial Officer have evaluated Heartland Bancshares’ disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and they concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

     Disclosure controls and procedures are Heartland Bancshares’ controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information Heartland Bancshares is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this Report:

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Date: November 8, 2002	By: /s/ James C. Clinard James C. Clinard, President and Chief Executive Officer (principal executive officer)

Date: November 8, 2002	By: /s/ Martha J. Kelley Martha J. Kelley, Chief Financial Officer (principal financial and accounting officer)

CERTIFICATION

I, James C. Clinard, President and Chief Executive Officer of the registrant, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ James C. Clinard James C. Clinard President and Chief Executive Officer

CERTIFICATION

I, Martha J. Kelley, Chief Financial Officer of the registrant, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ Martha J. Kelley Martha J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name

99.1	Certification of Chief Executive Officer and Chief Financial Officer.