Form 10KSB
period 2002-12-31
HEARTLAND BANCSHARES INC/FL
filed 2003-03-31
CIK 1073182

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                             -----------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002
                ------------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenue for the fiscal year ended December 31, 2002: $4,727,380.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (544,230 shares) on March 1, 2003, was $7,074,990. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2003: 652,030 shares of $.10 par value common stock.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes     No x
                                                             ----   ----

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of Heartland Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Heartland Bancshares' financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. Heartland Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

LOAN PORTFOLIO

      Heartland National Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2002, Heartland National Bank had a legal lending limit for unsecured loans of up to $1,052,851 to any one person. See "Supervision and Regulation."

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

      Real Estate Loans

      Heartland National Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with Heartland National Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. Management believes these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the bank.

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

      Heartland National Bank operates three banking offices in Highlands County, one in Sebring, one in Lake Placid, and one in Avon Park. These three cities represent the major business and retail activity for the county. Heartland National Bank focuses on serving the needs of the low to moderate income areas, targeting households with $25,000 in annual income and businesses with up to $10 million in annual revenue, including agriculture businesses, attorneys, physicians, and small retail and service businesses.

      Competition in Highlands County is intense. The Highlands County market consists of nine commercial banks with a total of 30 branches. The four regional holding company banks operating in Highlands County possess over 65% of the market share in the county. One locally owned independent bank also operates in Highlands County, and three other independent banks each have at least one branch office in the county.

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

      Heartland National Bank sells loan participations to correspondent banks with respect to loans which exceed Heartland National Bank's lending limit. As compensation for services provided by a correspondent, Heartland National Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 2002 Heartland National Bank had fifteen outstanding participations.

DATA PROCESSING

      Heartland National Bank entered into a data processing servicing agreement with Intrieve, Inc. in November 2002, pursuant to which Heartland National Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending processing, central information file and ATM processing. This new agreement involved a conversion from the previous data servicing processor and necessitated the upgrading of equipment and additional training for all employees. Investment portfolio accounting is provided by Sterne, Agee & Leach, Inc., and payroll processing is provided by ADP.

EMPLOYEES

      As of February 28, 2003, Heartland National Bank employed 33 persons on a full-time basis, including eight officers, and two persons on a part-time basis. Heartland National Bank plans to add additional persons as needed, including additional tellers and financial service representatives. All employees of Heartland Bancshares are also employed by Heartland National Bank, and all of the compensation paid to such employees is paid by Heartland National Bank.

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

      Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus and its allowance for loan losses, adjusted for any unrealized gains in available for sale securities, to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of a financial institution.

Gramm-Leach-Bliley

      The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 (GLBA), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law allowing them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

      The GLBA establishes a system of functional regulation, under which the FRB regulates the banking activities of financial holding companies and other federal banking regulators regulate banks' financial subsidiaries. The SEC regulates securities activities of financial holding companies and state insurance regulators regulate their insurance activities. The GLBA also provides protections against the transfer and use by financial institutions of consumers' non-public, personal information.

      The implementation of the GLBA increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers.

Capital Adequacy Requirements

         Both Heartland Bancshares and Heartland National Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. These guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and trust preferred securities (limited to 25% of total Tier 1 capital). Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents the Corporation's qualifying total capital.

      Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4.0% and the minimum total capital ratio is 8.0%. Heartland Bancshares' Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2002 were 10.1% and 11.0%, respectively.

      The Federal Reserve Board, the OCC and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. These rules provide for a minimum leverage ratio of at least 3.0% Tier 1 capital to total average assets (net of goodwill, certain intangible assets, and certain deferred tax assets) for institutions having the highest regulatory rating, while all other institutions are generally required to maintain a ratio of at least 4.0%. Heartland Bancshares' leverage ratio at December 31, 2002 was 7.5%.

Prompt Corrective Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), provided a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. The FDICIA created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

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

ITEM  2. DESCRIPTION OF PROPERTY

      Heartland National Bank presently owns and operates three banking offices. One is located at 320 U.S. Highway 27 North, Sebring, Florida, one is located at 600 U.S. Highway 27 North, Lake Placid, Florida, and one is located at 930 U.S. Highway 27 South, Avon Park, Florida. The Sebring and Lake Placid offices consist of a 6,700 and 5,000 square foot office facility, respectively, and each contains a vault, four offices, five teller stations, four drive-in windows, a boardroom conference facility, a loan operations area, and a drive-up ATM. The Avon Park office consists of a 3,384 square foot facility containing a vault, two offices, five teller stations, a walk-up ATM and two drive-in windows.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the quarter ended December 31, 2002 to a vote of security holders of Heartland Bancshares.

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      During the period covered by this report and to date, there has been no established public trading market for Heartland Bancshares' common stock.

HOLDERS OF COMMON STOCK

      As of February 28, 2003, there were 431 holders of record of Heartland Bancshares' common stock.

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

EQUITY COMPENSATION PLAN

         The following table provides information as of March 1, 2003 regarding Heartland Bancshares' 1999 Stock Option Plan:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                NUMBER OF SECURITIES
                                                   NUMBER OF SECURITIES    WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR
                                                     TO BE ISSUED UPON    EXERCISE PRICE OF   FUTURE ISSUANCE UNDER EQUITY
                                                       EXERCISE OF          OUTSTANDING           COMPENSATION PLANS
                                                   OUTSTANDING OPTIONS,   OPTIONS, WARRANTS       (EXCLUDING SECURITIES
                                                   WARRANTS AND RIGHTS       AND RIGHTS        REFLECTED IN COLUMN (A))
PLAN CATEGORY                                             (A)                  (B)                       (C)

Equity compensation plans approved by
  security holders ............................         82,500                 $10.35                   47,500
Equity compensation plans not approved
  by security holders .........................           --                      --                       --
                                                        ------                 ------                   ------
Total .........................................         82,500                 $10.35                   47,500
                                                        ======                 ======                   ======


ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion of Heartland Bancshares' financial condition and results of operations should be read in conjunction with Heartland Bancshares' consolidated financial statements, related notes and statistical information included elsewhere herein.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

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

      During 2001, total assets of Heartland Bancshares grew from $47,942,449 to $66,256,270. Heartland Bancshares' net income for 2001 amounted to $15,812, or $.02 per share. During 2002, total assets grew to $90,411,723 and net income for 2002 was $434,392, or $.67 per share.

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

      The following table sets forth, for the periods indicated, certain information related to the Heartland Bancshares' average balance sheet, its yields on average earning assets and its average rates on interest-bearing liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the period indicated.





                                                       Year Ended December 31, 2002          Year Ended December 31, 2001
                                                   ------------------------------------   ------------------------------------
                                                                 Interest                              Interest
                                                   Average        Income/        Yield/     Average     Income/
                                                   Balance        Expense         Rate      Balance     Expense     Yield/Rate
                                                   -------        -------         ----      -------     -------     ----------
 ASSETS                                                                          (dollar amounts in thousands)

Earning assets:


   Loans, net of deferred loan fees(1) .......      $ 46,026     $   3,268       7.10%      $26,008      $2,229         8.57%

   Investment securities(2) ..................        20,429          931        4.56%       15,451         914         5.92%
   Federal funds sold ........................         5,017           82        1.63%       10,429         431         4.13%
                                                       -----           --                    ------         ---
      Total earning assets ...................        71,472        4,281        5.99%       51,888       3,575         6.89%
                                                                    -----                                 -----
Cash and due from banks ......................         2,897                                  2,007
Premises and equipment, net ..................         2,767                                  2,877
Other assets .................................           720                                    741

Allowance for loan losses ....................          (472)                                  (302)
                                                        ----                                   ----
      Total assets ...........................      $ 77,384                               $ 57,211
                                                    ========                               ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:

   Interest-bearing demand deposits ..........      $ 10,634     $     70        0.66%      $ 6,867      $   63         0.91%
   Savings deposits ..........................         4,462           54        1.21%        2,456          47         1.91%
   Money market deposits .....................        17,722          276        1.56%       14,399         427         2.97%
   Certificates of deposit of $100,000 or more         8,571          264        3.08%        6,973         354         5.08%
   Other time deposits .......................        14,787          434        2.94%       12,410         632         5.09%
   Borrowings ................................         1,488           17        1.14%          302           6         1.99%
                                                       -----                                    ---
Total interest-bearing liabilities ...........        57,664        1,115        1.93%       43,407       1,529         3.52%
Noninterest-bearing demand deposits ..........        13,625                                  7,911
Other liabilities ............................           129                                    152
Shareholders' equity .........................         5,966                                  5,741
                                                       -----                                  -----
      Total liabilities and shareholders'
equity .......................................      $ 77,384                                $57,211
                                                    ========                                =======
Net interest income ..........................                    $  3,166                               $2,046
                                                                  ========                               ======
Net interest spread ..........................                                   4.06%                                      3.37%
Net interest margin ..........................                                   4.43%                                      3.94%

(1)   During 2002, all loans were accruing interest.

(2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

      Net yield on earning assets for the years ended December 31, 2002 and 2001 was 5.99% and 6.89%, respectively. Despite falling interest rates in 2002, net interest income increased from $2,046 to $3,166. This increase is attributed primarily to the significant volume increase in earning assets during 2002.

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

      Rate/Volume Analysis of Net Interest Income

      The effect on interest income, interest expense and net interest income in the periods indicated, of changes in average balances and rates from the corresponding prior period is shown below. The effect of a change in average balance (volume) has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

                                            Year Ended December 31, 2002           Year Ended December 31, 2001
                                                   compared with                          compared with
                                            Year Ended December 31, 2001           Year Ended December 31, 2000
                                           ----------------------------            ----------------------------
                                            Increase (decrease) due to:            Increase (decrease) due to:

                                        Volume         Rate         Total        Volume         Rate        Total
                                        ------         ----         -----        ------         ----        -----
Interest earned on:                                                 (in thousands)
    Taxable securities ..........          294          (278)           16       $   154       $(134)      $    20
    Federal funds sold ..........         (224)         (125)         (349)          (79)       (223)         (302)
    Net loans ...................        1,716          (677)        1,039         1,518        (403)        1,115
                                       -------       -------       -------       -------       -----       -------
  Total interest income .........      $ 1,786       $(1,080)      $   706       $ 1,593       $(760)      $   833
                                       =======       =======       =======       =======       =====       =======
Interest paid on:
    NOW deposits and money market      $   163       $  (307)      $  (144)      $   196       $(264)      $   (68)
    Savings deposits ............           38           (31)            7            28         (25)            3
    Time deposits ...............          202          (490)         (288)          444        (115)          329
    Other borrowings ............           24           (13)           11             6           0             6
                                       -------       -------       -------
Total interest expense ..........      $   427       $  (841)      $  (414)          674        (404)          270
                                       =======       =======       =======       -------       -----       -------

Change in net  interest income ..      $ 1,359       $  (239)      $ 1,120       $   919       $(356)      $   563
                                       =======       =======       =======       =======       =====       =======


      Non-Interest Income

      Non-interest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of loans, and investments available for sale are included in non-interest income.

      Non-interest income for the years ended December 31, 2002 and 2001 amounted to $445,933 and $413,898, respectively. As a percentage of average assets, non-interest income decreased from .72% in 2001 to .58% in 2002. While the percentage dropped, the percent of service fees on deposits (the most stable component of non-interest income) to total non-interest income was up significantly from 44% in 2001 to 64% in 2002.

      The following table summarizes the major components of non-interest income for the years ended December 31, 2002 and 2001.

                                                                          Year ended December 31,
                                                                          -----------------------
                                                                           2002           2001
                                                                           ----           ----

Service fees on deposit accounts....................................      $285,815      $181,345
Gain on sale of assets and other....................................       160,118       232,553
                                                                          --------      --------
    Total non-interest income.......................................      $445,933      $413,898
                                                                          ========      ========


      Non-Interest Expense

      Non-interest expense increased from $2,271,865 during 2001 to $2,745,154 in 2002. As a percent of total average assets, non-interest expenses decreased from 3.97% to 3.55%. The primary reasons for the increase in non-interest expense are increased staffing and expenses involved in a data processing conversion. Below are the components of non-interest expense for the years 2002 and 2001.

                                                                             Year ended December 31,
                                                                             -----------------------
                                                                               2002             2001
                                                                               ----             ----
Salaries and benefits.........................................              $1,319,443      $1,088,850
Occupancy and equipment expense...............................                 417,243         399,361
Data and item processing......................................                 305,525         246,691
Stationery and supplies.......................................                  63,454          59,707
Advertising and public relations..............................                  76,064          60,381
Legal and professional........................................                  86,973          67,448
EDP conversion costs..........................................                  73,534               0
Other operating expenses......................................                 402,918         349,428
                                                                               -------         -------
    Total non-interest expense................................              $2,745,154      $2,271,866
                                                                            ==========      ==========

      Provision for Loan Losses

      During 2002, the allowance for loan losses grew from $393,051 to $606,971. During 2002, the allowance for loan losses as a percent of gross loans decreased from 1.08% to 1.01%. Net charge-offs during 2002 amounted to $15,720, or 0.03% of loans, as compared to net charge-offs of $4,175, or 0.01% of loans in 2001. As of December 31, 2002, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

FINANCIAL CONDITION

      Loan Portfolio

      The following table presents various categories of loans contained in Heartland National Bank's loan portfolio at December 31, 2002 and 2001:

                                                    As of December 31,
                                                    ------------------
                                                  2002                 2001
                                                  ----                 ----

Type of loan
Commercial ...........................        $ 18,071,569         $  9,717,593
Consumer .............................          14,895,343            9,232,486
Real estate ..........................          27,295,228           17,602,247
                                              ------------         ------------
Subtotal .............................          60,262,140           36,552,326
  Less: allowance for loan losses ....            (606,971)            (393,051)
                                              ------------         ------------
Total (net of allowances) ............        $ 59,655,169         $ 36,159,275
                                              ============         ============

      The following is a presentation of an analysis of maturities of loans at December 31, 2002:

                             Due in 1         Due after 1 to     Due after
                            year or less          5 years         5 years       Total
                            ------------          -------         -------       -----
Type of loan                                          (in thousands)
------------                                          --------------

Commercial .............         $ 7,046           $ 9,491       $ 1,535       $18,072
Consumer ...............           3,292             9,074         2,529        14,895
Real estate ............           3,967            15,570         7,758        27,295
                                 -------           -------       -------       -------
         Total .........         $14,305           $34,135       $11,822       $60,262
                                 =======           =======       =======       =======

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2002:


                                        Due in 1     Due after 1 to    Due after
                                      year or less       5 years        5 years      Total
                                      ------------       -------        -------      -----
         Type of Loan                                       (in thousands)

Predetermined fixed interest rate          $ 4,431          $27,234       $1,123     $32,788
Floating interest rate ..........           27,474                0            0      27,474
                                           -------          -------       ------     -------
         Total ..................          $31,905          $27,234       $1,123     $60,262
                                           =======          =======       ======     =======

      As of December 31, 2002, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were impaired or defined as "troubled debt restructurings."

      As of December 31, 2002, no loans were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2002, there were no loans with respect to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Interest accrual was not discontinued on any loans during 2002.

Summary of Loan Loss Experience

      An analysis of Heartland National Bank's loan loss experience for fiscal 2002 and 2001 is furnished in the following table, as well as a breakdown of the allowance for possible loan losses:

               Analysis of the Allowance for Possible Loan Losses


                                                                   Year ended December 31,
                                                                   2002              2001
Balance at beginning of period ............................      $ 393,051        $ 235,059
Charge-offs ...............................................        (18,139)          (4,175)
Recoveries ................................................          2,419                0
Additions charged to operations ...........................        229,640          162,167
                                                                 ---------        ---------
Balance at end of period ..................................      $ 606,971        $ 393,051
                                                                 =========        =========
Ratio of net charge-offs during the period to average loans
    outstanding during the period .........................           0.03%            0.02%
                                                                 =========        =========

      At December 31, 2002 and 2001 the allowance was allocated as follows:

                                                                               At December 31,
                                                                               ---------------
                                                                   2002                          2001
                                                                   ----                          ----
                                                                      Percent of loans               Percent of loans
                                                                      in each category               in each category
                                                           Amount       to total loans     Amount    to total loans
                                                           ------       --------------     ------    --------------
                                                                      (dollar amounts in thousands)

Commercial.........................................         $200             31%             $92           26%
Consumer...........................................          181             14%             138           25%
Real Estate........................................          107             55%              17           49%
Unallocated........................................          119             N/A             146           N/A
                                                             ---             ---             ---           ---
         Total.....................................         $607             100%          $ 393          100%
                                                            ====             ====          =====          ====

      Loan Loss Reserve

      In considering the adequacy of Heartland National Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2002, 31% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in Heartland National Bank's loan portfolio. However, 46% of the aggregate principal amount of these commercial loans at December 31, 2002 were made on a secured basis, which management believes reduces the risk of loss inherently present in those commercial loans.

      Heartland National Bank's consumer loan portfolio constituted 14% of outstanding loans at December 31, 2002. At December 31, 2002 the majority of Heartland National Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property.

      Real estate mortgage loans constituted 55% of outstanding loans at December 31, 2002. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

      Unsecured loans accounted for 40% of the commercial and consumer loans outstanding at December 31, 2002. By their nature, unsecured loans pose a higher risk than secured loans.

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

      The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2002 and 2001:

                                                 At December 31,
                                                 ---------------
                                          2002                   2001
                                          ----                   ----
                                               Average                Average
                                   Amount       rate       Amount       rate
                                   ------       ----       ------       ----
                                            (dollar amounts in thousands)

Time Certificates of Deposit
3 months or less ............      $ 3,951      2.18%      $3,856      4.36%
3-6 months ..................        2,129      2.60%       1,476      4.12%
6-12 months .................        1,810      2.58%       1,427      3.52%
over 12 months ..............        2,256      4.19%         761      4.90%
                                   -------                 ------
    Total ...................      $10,146      2.89%      $7,520      4.23%
                                   =======                 ======

      Investment Portfolio

      As of December 31, 2002, investment securities comprised approximately 16% of Heartland Bancshares' assets, federal funds sold comprised approximately 10% of Heartland Bancshares' assets, and net loans comprised approximately 66% of Heartland Bancshares' assets. Heartland National Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, Heartland National Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from Heartland National Bank to another bank.

      The following table presents the estimated fair value of Heartland National Bank's investments at December 31, 2002 and 2001. All securities held at December 31, 2002 and 2001 were categorized as available for sale.

                                                               As of December 31,
                                                              2002             2001
Investments available for sale:
Obligations of U.S. Treasury and other U.S. agencies      $13,995,549      $17,062,206
Equity securities ..................................          366,050          220,050
                                                          -----------      -----------
    Total ..........................................      $14,361,599      $17,282,256
                                                          ===========      ===========

      Amortized cost and estimated fair value of securities available for sale as of December 31, 2002 are as follows:

                                                                        U. S.          Federal
                                                                     Government     Reserve & FHLB
                                                                     Agencies           Stock             Total
                                                                     --------           -----             -----
Amortized cost ..............................................      $13,784,079            $366,050      $14,150,129
Gross unrealized:
  Gains .....................................................          211,470                --            211,470
  Losses ....................................................              --                 --              --
                                                                   -----------            --------      -----------
Estimated fair value ........................................      $13,995,549            $366,050      $14,361,599
                                                                   ===========            ========      ===========

      Amortized cost and estimated fair value of securities available for sale as of December 31, 2001 are as follows:

                               U.S.               U.S.         Federal
                            Treasury          Government      Reserve &
                           Securities          Agencies       FHLB Stock        Total
                           ----------          --------       ----------        -----

Amortized cost .....      $   999,636      $ 15,966,927       $  220,050    $ 17,186,613
Gross unrealized:
  Gains ............            5,364           117,903             --           123,267
  Losses ...........             --             (27,624)            --           (27,624)
                          -----------      ------------       ----------    ------------
Estimated fair value      $ 1,005,000      $ 16,057,206       $  220,050    $ 17,282,256
                          ===========      ============       ==========    ============

      The amortized cost and estimated fair value of securities at December 31, 2002 by contractual maturity, are shown below:


                                             Securities Available for Sale
                                             -----------------------------
                                                              Estimated Fair
                                           Amortized Cost        Value
                                           --------------        -----
Due in:
  One year or less ....................    $        --        $        --
  After one through five years ........        4,001,836          4,066,112
  Mortgage-backed and other securities        10,148,293         10,295,487
                                           -------------      -------------
                                           $  14,150,129      $  14,361,599
                                           =============      =============

      The weighted average yield of U. S. Government Agency securities shown in the 1-5 year category above is 4.52%. The weighted average yield for Mortgage-backed Securities is 3.79%.

      Deposits

      The following table presents, for the years ended December 31, 2002 and 2001, the average amount of and average rate paid on each of the following deposit categories:

                                                                            Year ended December 31,
                                                                            -----------------------
                                                                     2002                           2001
                                                                     ----                           ----
                                                              Average     Average            Average      Average
                                                               amount     rate paid          amount      rate paid
                                                               ------     ---------          ------      ---------
                                                                         (dollar amounts in thousands)

Deposit Category

Non-interest bearing  demand deposits..............           $13,625            --           $8,141         --
NOW and money market deposits......................            28,356          1.2%           21,266       2.3%
Savings deposits...................................             4,462          1.2%            2,456       1.9%
Time deposits......................................            23,358          3.0%           19,383       5.1%

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

      The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2002 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                                             After           After
                                                             three            six           After
                                             Within          months          months        one year       After
                                             three         but within      but within     but within      five
                                             months        six months       one year      five years      years          Total
                                             ------        ----------       --------      ----------      -----          -----
                                                                                    (In thousands)
EARNING ASSETS:

    Loans ............................      $ 23,020        $  2,240        $  4,761        $28,440       $ 1,801       $60,262
    Available-for-sale debt securities             0               0               0         13,182         1,180        14,362
    Federal funds sold ...............         7,049               0               0              0             0         8,709
                                            --------        --------        --------        -------       -------       -------
    Total earning assets .............        31,729           2,240           4,761         41,622         2,981        83,333
                                            --------        --------        --------        -------       -------       -------
SUPPORTING SOURCES OF FUNDS:
    Interest bearing demand deposits
    and savings ......................        37,328               0               0              0             0        37,328
Certificates, less than $100M ........         6,571           4,924           2,011          4,000             0        17,506
    Certificates, $100M and over .....         3,951           1,951           1,874          2,370             0        10,146
                                            --------        --------        --------        -------       -------       -------
    Total interest bearing liabilities        47,850           6,875           3,885          6,370             0        64,980
                                            --------        --------        --------        -------       -------       -------
Interest rate sensitivity gap ........      $(16,121)       $ (4,635)       $    876        $35,252       $ 2,951       $18,353
                                            ========        ========        ========        =======       =======       =======
Cumulative gap .......................      $(16,121)       $(20,756)        (19,880)       $15,372       $18,353       $18,353
Interest rate sensitivity gap ratio ..        (66.3%)         (32.6%)         122.5%         653.4%        100.0%
Cumulative interest rate sensitivity
       gap ratio .....................        (66.3%)         (62.1%)        (66.1%)       189.5%        128.2%

      As evidenced by the table above, at December 31, 2002, Heartland National Bank is cumulatively asset sensitive. In an increasing interest rate environment, an asset sensitive position (a gap ratio of greater than 1.0%) is generally more advantageous since assets are repriced sooner than liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap of less than 1.0%) is generally more advantageous as liabilities are repriced sooner than assets. With respect to Heartland National Bank, an increase in interest rates would result in higher earnings while a decrease in interest rates will reduce earnings. This assumes, however, that all other factors affecting income remain constant.

      As Heartland National Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. Heartland National Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

      Liquidity

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Heartland National Bank's liquidity position was initially established with the net proceeds of the sale of $6,502,000 of the common stock of Heartland Bancshares in its initial public offering. As Heartland National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits grew to $82.3 million at December 31, 2002. Below are the pertinent liquidity balances and ratios at December 31, 2002 and 2001.

                                                   At December 31,
                                                   ---------------
                                                2002          2001
                                                ----          ----
                                                 (dollar amounts in
                                                     thousands)

Cash and cash equivalents ...............      $12,988       $ 9,204
Securities available for sale ...........      $14,362       $17,282
CDs over $100,000 to total deposits ratio           12%           12%
Loan to deposit ratio ...................           73%           61%
Brokered deposits .......................      $     0       $     0

      Cash and cash equivalents are the primary source of liquidity. At December 31, 2002, cash and cash equivalents amounted to $13.0 million, representing 14.4% of total assets. Securities available for sale provide a secondary source of liquidity. While there are no scheduled maturities in 2003, $4.1 million in Heartland National Bank's securities portfolio are subject to being called.

      At December 31, 2002, large denomination certificates of deposits accounted for 12% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Heartland National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally more likely to be interest rate sensitive.

      Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2002, Heartland Bancshares had no brokered deposits in its portfolio.

      Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares' liquidity increasing or decreasing in any material way in the foreseeable future.

RETURN ON EQUITY AND ASSETS

      Returns on average consolidated assets and average consolidated equity for the year ended December 31, 2002 and 2001 are as follows:

                                                                           Year ended December 31,
                                                                           -----------------------
                                                                             2002             2001
                                                                             ----             ----

Return on average assets..........................................           0.56%           0.03%
Return on average equity..........................................           7.28%           0.28%
Average equity to average assets ratio............................           7.71%           10.0%
Dividend payout ratio.............................................            0.0%            0.0%

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

      The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital by average total assets for the most recent quarter. For banks that are not rated CAMELS 1 by their primary regulator, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

      The table below illustrates Heartland National Bank's and Heartland Bancshares' regulatory capital ratios at December 31, 2002:

                                                                            Minimum
                                                           December 31,    regulatory
 HEARTLAND NATIONAL BANK                                      2002         requirement

Tier 1 risk-based capital ratio ...................          10.1%           4.0%
     Total risk-based capital ratio ...............          11.0%           8.0%
Leverage ratio ....................................           7.6%           4.0%

HEARTLAND BANCSHARES - CONSOLIDATED

Tier 1 risk-based capital ratio ...................           9.9%           4.0%
      Total risk-based capital ratio ..............          10.8%           8.0%
Leverage ratio ....................................           7.5%           4.0%

      The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well positioned for future growth.

ITEM  7. FINANCIAL STATEMENTS

      The financial statements required to be filed with this report are included as Exhibit 99.2 hereof and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors and executive officers of Heartland Bancshares and Heartland National Bank are as follows:

                                                          Position with                   Position with
                                      Age(1)         Heartland Bancshares            Heartland National Bank
                                      ------         --------------------            -----------------------

James C. Clinard..............          49                President,                       President,
                                                    Chief Executive Officer          Chief Executive Officer
                                                     and Class I Director                 and Director

James B. Belflower............          51             Class I Director              Senior Lending Officer
                                                                                          and Director

Martha J.  Kelley.............          63          Chief Financial Officer          Chief Financial Officer

Bert J. Harris, III...........          50             Class I Director                     Director

Roger D. Gurganus.............          50             Class I Director                     Director

Issac G. Nagib...................       48             Class II Director                    Director

S. Allen Skipper.................       49             Class II Director                    Director

Malcolm C. Watters, Jr.........         55             Class II Director                    Director

Robert P. Palmer................        68             Class II Director                    Director

William R. Handley.............         48            Class III Director                    Director

Edward L. Smoak................         55            Class III Director                    Director

Lawrence B. Wells...............        48            Class III Director                    Director

Stanley H. Wells..................      54            Class III Director                    Director


-------------
(1) As of March 3, 2003

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

      JAMES C. CLINARD has served the President and Chief Executive Officer of Heartland Bancshares since its formation in August 1998. He was previously employed by Barnett Bank of Highlands County from 1976 until Barnett Bank was acquired by NationsBank (now Bank of America) in 1998. Mr. Clinard served as Executive Vice President / Senior Retail Executive in his last six years with Barnett Bank.

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

      ISSAC G. NAGIB began his career in physical therapy as Senior Physical Therapist at Mercy Hospital, Champaign, Illinois in 1980. In 1984, Dr. Nagib moved to Highlands County, Florida to serve in the position of Director of Physical Therapy at Highlands Regional Hospital in Sebring. Today, he operates AVA Rehabilitation Clinic in Lake Wales, Florida.

      S. ALLEN SKIPPER earned his Bachelor of Science degree in 1976 and his Medical Degree in 1980, both from the University of South Florida. Dr. Skipper has practiced in Sebring, Florida since 1987 as a General and Vascular Surgeon.

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

      ROGER D. GURGANUS is the owner of Big T Tire Company, a wholesale/retail tire suppliers in Avon Park he founded over 15 years ago. Mr. Gurganus also owns citrus properties in Highlands County.

      ROBERT P. PALMER is the owner of Palmer Electric Service, Inc., an electrical and air conditioning business he founded in 1960. Mr. Palmer also owns Palmer True Value Hardware and Palmer Just Ask Rental Store.

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

ITEM 10. EXECUTIVE COMPENSATION.

      The following table provides certain summary information concerning compensation paid or accrued by Heartland Bancshares to or on behalf of Heartland Bancshares' Chief Executive Officer and Heartland National Bank's Chief Lending Officer (the "Named Executive Officers") during 2002, 2001 and 2000. None of the other executive officers of Heartland Bancshares or Heartland National Bank received salary and bonus in excess of $100,000 during 2002.

                                                       SUMMARY COMPENSATION TABLE

                                                          Annual Compensation             Long-term Compensation
                                                          -------------------             ----------------------
                                                                                               Securities
                                                       Year        Salary       Bonus       Underlying Options
                                                       ----        ------       -----       ------------------

James C. Clinard .............................         2002      $115,000      $13,800                 --
                                                       2001       105,000       11,340                 --
                                                       2000       101,516       10,500                 --

James B. Belflower ...........................         2002        95,538        7,830                 --
                                                       2001        90,000        8,950                 --
                                                       2000        86,771         --                   --

      No stock options were granted by Heartland Bancshares to or exercised by either of the Named Executive Officers during 2002. The following table provides information regarding the number and value of options held by the Named Executive Officer's Chief Executive Officer at December 31, 2002:

                                                FISCAL YEAR END OPTION VALUES

                                                    Number of Securities                  Value of Unexercised
                                               Underlying Unexercised Options             In-the-Money Options
                                                     at Fiscal Year End                    at Fiscal Year End
Name                                             Exercisable / Unexercisable         Exercisable / Unexercisable(1)
----                                             ---------------------------         ---------------------------

James C. Clinard.....................                  17,000 / 3,000                       $48,450 / $8,550
James B. Belflower...................                   8,000 / 2,000                       $22,800 / $5,700


(1) Dollar values calculated by determining the difference between the estimated fair market value of Heartland Bancshares' common stock at December 31, 2002 ($12.85) and the exercise price of such options. Because no organized trading market exists for the common stock of the Bank, the fair market value was computed by reference to recent sales prices of the common stock during 2002.

Employment Agreement with Chief Executive Officer

      On October 2, 1998, Heartland Bancshares entered into an employment agreement with James C. Clinard pursuant to which Mr. Clinard is employed as President and Chief Executive Officer of Heartland

National Bank for a term expiring on September 7, 2004, the fifth anniversary of opening date of Heartland National Bank. Under the employment agreement, Mr. Clinard receives a salary at an annual rate of $100,000, which may be increased from time to time in the sole discretion of the Board of Directors of Heartland National Bank. Mr. Clinard is also be eligible to receive a bonus which will not exceed 30% of his annual base salary. In addition, Mr. Clinard has been issued an option pursuant to the employment agreement to purchase 15,000 shares of common stock of Heartland Bancshares at a price of $10.00 per share.

      In the event of a "change of control" of Heartland Bancshares, Mr. Clinard will be entitled to give written notice to Heartland Bancshares of the termination of his employment agreement and to receive a cash payment equal to 200% of the amount of compensation received by him in the year prior to termination. The employment agreement contains a non-compete provision which provides that if Mr. Clinard terminates the employment agreement prior to the expiration of the term of the agreement, for a period of 24 months thereafter he may not, without the prior written consent of Heartland National Bank, serve as an executive officer of any bank, bank holding company, or other financial institution in any county in which Heartland National Bank operates a branch facility.

      The employment agreement provides that Heartland National Bank may terminate the employment of Mr. Clinard with or without cause, but that in the latter case Mr. Clinard will receive a severance payment equal to 12 months' salary.

Compensation of Directors

      Directors of Heartland National Bank receive fees for attending meetings of the Board of Directors or committees of the Board, in amounts as determined from time to time by the Board. As of March 31, 2003, directors were entitled to receive $200 for each Board meeting and $100 for each committee meeting attended.

      On February 20, 2003, the Board of Directors of each of Heartland Bancshares and Heartland National Bank adopted the 2003 Directors' Compensation Plan, pursuant to which Heartland National Bank directors may elect to receive board fees in cash, in shares of Heartland Bancshares common stock, or in deferred grants of common stock. Directors choosing to receive deferred stock grants may elect to have the stock issued upon (i) the director's Withdrawal Date (as defined below), (ii) the earlier to occur of the director's Withdrawal Date or January 1 of the fifth year following the year in which such board fees were earned, or (iii) the earlier to occur of the director's Withdrawal Date or January 1 of the tenth year following the year in which such board fees were earned. The term "Withdrawal Date" is defined as the earlier to occur of the date of a change in control of Heartland Bancshares or the date a director ceases to be a member of the Board of Directors of Heartland National Bank for any reason. A total of 30,000 shares have been reserved for issuance under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information as of March 14, 2003 with respect to ownership of the outstanding common stock of Heartland Bancshares by (i) each director of Heartland Bancshares, and (ii) all executive officers and directors of Heartland Bancshares, as a group. To Heartland Bancshares' knowledge, no person beneficially owns in excess of 5% of the outstanding shares of the company's common stock.

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

                                                           Number of Shares     Percent
Name                                                      Beneficially Owned    of Total
----                                                      ------------------    --------



James C. Clinard ...................................              32,500(1)       4.9%
James B. Belflower .................................              13,500(2)       2.0%
Bert J. Harris, III ................................              15,078(3)       2.3%
Issac G. Nagib .....................................              20,078(4)       3.1%
S. Allen Skipper ...................................               5,100(5)         *
Malcolm C. Watters, Jr .............................              16,078(6)       2.4%
William R. Handley .................................              10,827(7)       1.6%
Edward L. Smoak ....................................              30,077(8)       4.6%
Lawrence B. Wells ..................................              15,078(9)       2.3%
Roger D. Gurganus ..................................              10,578(10)      1.6%
Robert P. Palmer ...................................               3,078(11)        *
Stanley H. Wells ...................................                 828(12)        *
All directors and executive
      officers, as a group (13 persons) ............             168,800(13)     23.7%

--------------------
*    Less than 1%

(1) Includes 4,900 shares held jointly with spouse and 17,000 shares subject to presently exercisable options.

(2)   Includes 8,000 shares subject to presently exercisable options.

(3)   Includes 5,000 shares subject to presently exercisable options.

(4) Includes 14,900 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.

(5)   Includes 5,000 shares subject to presently exercisable options.

(6) Represents 11,078 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.

(7) Includes 4,900 shares held jointly with spouse, 5,000 shares held in the individual retirement account of Mr. Handley's spouse as to which beneficial ownership is disclaimed, and 5,000 shares subject to presently exercisable options.

(8) Includes 24,900 shares held in the Edward L. Smoak Revocable Trust and 5,000 shares subject to presently exercisable options.

(9) Includes 9,900 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.

(10)  Shares owned jointly with Deborah Vanderbilt.

(11) Represents 1,078 shares owned jointly with spouse and 1,000 shares owned jointly with each of two sons.

(12)  Includes 400 shares held in the Stanley H. Wells Revocable Living Trust.

(13) Includes 61,000 shares subject to presently exercisable options and 5,000 shares as to which beneficial ownership is disclaimed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During 2002, Heartland National Bank retained a corporation owned by William R. Handley, a director of Heartland Bancshares, Inc. and Heartland National Bank, to provide construction services in connection with the expansion of Heartland National Bank's Sebring office. The total cost for these services was $133,213. Management of Heartland National Bank believes the cost of these services did not exceed the cost that would have been incurred had Heartland National Bank retained an unaffiliated firm to provide such services.

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

     Exhibit No.                   Description of Exhibit
     -----------                   ----------------------


         *3.1      -       Amended and Restated Articles of Incorporation of Heartland Bancshares (SB-2)

         *3.2      -       Amended and Restated Bylaws of Heartland Bancshares (SB-2)

         *4.1      -       Specimen Common Stock Certificate (SB-2/A)

        *10.1      -       Employment Agreement dated as of October 2, 1998 by and between Heartland Bancshares and James C. Clinard
                           (SB-2)

        *10.1.1    -       Amendment No. 1 to Employment Agreement of James C. Clinard, dated December 1, 1998 (SB-2/A).

        *10.2      -       1999 Stock Option Plan (Exhibit 10.4 to 1999 10-KSB)

        *10.3      -       Form of Incentive Stock Option Agreement (Exhibit 10.5 to 1999 10-KSB)

        *10.4      -       Form of Nonqualified Stock Option Agreement (Exhibit 10.6 to 1999 10-KSB)

         10.5      -       2003 Director Compensation Plan

         21.1      -       Subsidiaries of the Registrant

         99.1      -       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2      -       Consolidated Financial Statements of Heartland Bancshares, Inc.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this report, Heartland Bancshares carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland Bancshares' disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Heartland Bancshares' Chief Executive Officer and Chief Financial Officer concluded that Heartland Bancshares' disclosure controls and procedures are effective in timely alerting them to material information relating to Heartland Bancshares and its subsidiary required to be included in Heartland Bancshares' Securities and Exchange Commission's filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Heartland Bancshares' reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There have been no significant changes in Heartland Bancshares' internal controls or in other factors that could significantly affect internal controls subsequent to the date management carried out this evaluation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEARTLAND BANCSHARES, INC.


Dated: March 28, 2003           By: /s/ James C. Clinard
                                    --------------------------------------------
                                    James C. Clinard
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: March 28, 2003           By: /s/ Martha J. Kelley
                                    --------------------------------------------
                                    Martha J. Kelley
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                                 Title                               Date
     ---------                                 -----                               ----

/s/ James C. Clinard                President, Chief Executive Officer and        March 28, 2003
--------------------------------
James C. Clinard                                   Director

/s/ James B. Belflower                             Director                       March 28, 2003
--------------------------------
James B. Belflower

/s/ Roger D. Gurganus                              Director                       March 28, 2003
--------------------------------
Roger D. Gurganus

/s/ William R. Handley                             Director                       March 28, 2003
--------------------------------
William R. Handley

                                                   Director                       March __, 2003
--------------------------------
Bert J. Harris, III

                                                   Director                       March __, 2003
--------------------------------
Issac G. Nagib

/s/ Robert P. Palmer                               Director                       March 28, 2003
--------------------------------
Robert P. Palmer

                                                   Director                       March __, 2003
--------------------------------
S. Allen Skipper

/s/ Edward L. Smoak                                Director                       March 28, 2003
--------------------------------
Edward L. Smoak

/s/ Malcolm C. Watters, Jr.                        Director                       March 28, 2003
--------------------------------
Malcolm C. Watters, Jr.

--------------------------------                   Director                       March  , 2003
Lawrence B. Wells

--------------------------------                   Director                       March  , 2003
Stanley H. Wells

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

                                  CERTIFICATION

      I, James C. Clinard, President and Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of Heartland Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         March 28, 2003                    /s/ James C. Clinard
                                           -------------------------------------
                                           James C. Clinard
                                           President and Chief Executive Officer

                                  CERTIFICATION

      I, Martha J. Kelley, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of Heartland Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            March 28, 2003                               /s/ Martha J. Kelley
                                                         -----------------------
                                                         Martha J. Kelley
                                                         Chief Financial Officer

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

Exhibit No.                                Description of Exhibit


         *3.1      -       Amended and Restated Articles of Incorporation of Heartland Bancshares (SB-2)

         *3.2      -       Amended and Restated Bylaws of Heartland Bancshares (SB-2)

         *4.1      -       Specimen Common Stock Certificate (SB-2/A)

        *10.1      -       Employment Agreement dated as of October 2, 1998 by and between Heartland Bancshares and James C. Clinard
                           (SB-2)

        *10.1.1    -       Amendment No. 1 to Employment Agreement of James C. Clinard, dated December 1, 1998 (SB-2/A).

        *10.2      -       1999 Stock Option Plan (Exhibit 10.4 to 1999 10-KSB)

        *10.3      -       Form of Incentive Stock Option Agreement (Exhibit 10.5 to 1999 10-KSB)

        *10.4      -       Form of Nonqualified Stock Option Agreement (Exhibit 10.6 to 1999 10-KSB)

         10.5      -       2003 Director Compensation Plan

         21.1      -       Subsidiaries of the Registrant

         99.1      -       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2      -       Consolidated Financial Statements of Heartland Bancshares, Inc.
