Form 10KSB/A
period 2002-12-31
HEARTLAND BANCSHARES INC/FL
filed 2003-04-17
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2002	333-67107

HEARTLAND BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0854929 (I.R.S. Employer Identification No.)

320 U.S. Highway 27 North, Sebring, Florida
(Address of principal executive offices)

33870
(Zip Code)

(863) 386-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

This is Amendment No. 1 to the Form 10-KSB for the year ended December 31, 2002 and is dated April 17, 2003.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Documents Incorporated by Reference: None.

The Following Item is Amended: Item 13.

SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO & CFO
EX-99.2 CONSOLIDATED FINANCIAL STATEMENTS

     This Amendment is being filed solely to include in the report of independent auditors filed as part of Exhibit 99.2 hereto the city and state in which the report was issued, which was inadvertently omitted in the initial filing.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form SB-2 for Heartland Bancshares filed with the SEC on November 12, 1998 (“SB-2”); (ii) Amendment No. 1 to SB-2, filed with the SEC on January 6, 1999 (“SB-2/A”); (iii) Heartland Bancshares’ Form 10-KSB for the year ended December 31, 1999 (“1999 10-KSB”); and (iv) Heartland Bancshares’ Form 10-KSB for the year ended December 31, 2002, as filed on March 31, 2002, which is amended hereby (“Initial 2002 10-KSB”). Except as otherwise indicated, the exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.		Description of Exhibit

*3.1	-	Amended and Restated Articles of Incorporation of Heartland Bancshares (SB-2)
*3.2	-	Amended and Restated Bylaws of Heartland Bancshares (SB-2)
*4.1	-	Specimen Common Stock Certificate (SB-2/A)
*10.1	-	Employment Agreement dated as of October 2, 1998 by and between Heartland Bancshares and James C. Clinard (SB-2)
*10.1.1	-	Amendment No. 1 to Employment Agreement of James C. Clinard, dated December 1, 1998 (SB-2/A).
*10.2	-	1999 Stock Option Plan (Exhibit 10.4 to 1999 10-KSB)
*10.3	-	Form of Incentive Stock Option Agreement (Exhibit 10.5 to 1999 10-KSB)
*10.4	-	Form of Nonqualified Stock Option Agreement (Exhibit 10.6 to 1999 10-KSB)
*10.5	-	2003 Director Compensation Plan (Exhibit 10.5 to Initial 2002 10-KSB)
*21.1	-	Subsidiaries of the Registrant (Exhibit 21.1 to Initial 2002 10-KSB)
99.1	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	-	Consolidated Financial Statements of Heartland Bancshares, Inc.

     (b)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Dated: April 16, 2003	By:	/s/ James C. Clinard James C. Clinard President and Chief Executive Officer (principal executive officer)

CERTIFICATION

     I, James C. Clinard, President and Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this Amendment to Form 10-KSB of Heartland Bancshares, Inc. (this “Report”);

2.	Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c)	presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 16, 2003	/s/ James C. Clinard James C. Clinard President and Chief Executive Officer

CERTIFICATION

I, Martha J. Kelley, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this Amendment to Form 10-KSB of Heartland Bancshares, Inc. (this “Report”);

2.	Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c)	presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 16, 2003	/s/ Martha J. Kelley Martha J. Kelley Chief Financial Officer

EXHIBIT INDEX

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form SB-2 for Heartland Bancshares filed with the SEC on November 12, 1998 (“SB-2”); (ii) Amendment No. 1 to SB-2, filed with the SEC on January 6, 1999 (“SB-2/A”); (iii) Heartland Bancshares’ Form 10-KSB for the year ended December 31, 1999 (“1999 10-KSB”); and (iv) Heartland Bancshares’ Form 10-KSB for the year ended December 31, 2002, as filed on March 31, 2002, which is amended hereby (“Initial 2002 10-KSB”). Except as otherwise indicated, the exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.		Description of Exhibit

*3.1	-	Amended and Restated Articles of Incorporation of Heartland Bancshares (SB-2)
*3.2	-	Amended and Restated Bylaws of Heartland Bancshares (SB-2)
*4.1	-	Specimen Common Stock Certificate (SB-2/A)
*10.1	-	Employment Agreement dated as of October 2, 1998 by and between Heartland Bancshares and James C. Clinard (SB-2)
*10.1.1	-	Amendment No. 1 to Employment Agreement of James C. Clinard, dated December 1, 1998 (SB-2/A).
*10.2	-	1999 Stock Option Plan (Exhibit 10.4 to 1999 10-KSB)
*10.3	-	Form of Incentive Stock Option Agreement (Exhibit 10.5 to 1999 10-KSB)
*10.4	-	Form of Nonqualified Stock Option Agreement (Exhibit 10.6 to 1999 10-KSB)
*10.5	-	2003 Director Compensation Plan (Exhibit 10.5 to Initial 2002 10-KSB)
*21.1	-	Subsidiaries of the Registrant (Exhibit 21.1 to Initial 2002 10-KSB)
99.1	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	-	Consolidated Financial Statements of Heartland Bancshares, Inc.