Form 10QSB
period 2003-03-31
HEARTLAND BANCSHARES INC/FL
filed 2003-05-15
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003	Commission File Number: 333-67107

HEARTLAND BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0854929 (I.R.S. Employer Identification No.)

320 U.S. Highway 27 North, Sebring, Florida (Address of principal executive offices)	33870 (Zip Code)

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

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value Class	652,030 Outstanding as of May 6, 2003

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$3,745,977	$4,279,543
Federal funds sold	15,481,864	8,708,712

Total cash and cash equivalents	19,227,841	12,988,255
Securities	16,299,789	14,361,599
Loans:
Commercial, financial and agricultural	18,367,898	18,071,569
Real estate — mortgage	29,848,557	27,295,228
Installment and consumer loans	17,189,525	14,895,343

Total loans	65,405,980	60,262,140
Less: Allowance for loan losses	(650,088)	(606,971)

Net loans	64,755,892	59,655,169
Property and equipment	2,855,849	2,753,980
Other assets	590,378	652,720

TOTAL ASSETS	$103,729,749	$90,411,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$19,862,820	$17,366,253
Savings, NOW, and money market	46,686,832	37,327,928
Time deposits under $100,000	18,375,999	17,506,373
Time deposits over $100,000	11,165,036	10,146,274

Total deposits	96,090,687	82,346,828
Securities sold under repurchase agreements	730,247	1,218,990
Other liabilities	382,629	458,792

Total liabilities	97,203,563	84,024,610
Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 652,030 shares issued and outstanding	65,203	65,203
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,437,152	6,437,152
Retained earnings (deficit)	(82,119)	(255,897)
Accumulated other comprehensive income	105,950	140,655

Total shareholders’ equity	6,526,186	6,387,113

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,729,749	$90,411,723

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income
Interest and fees on loans	$1,049,964	$710,511
Interest on federal funds sold	31,305	29,596
Interest on securities	117,170	237,393

Total interest income	1,198,439	977,500
Interest expense
Interest on deposits	282,820	272,997
Interest on borrowings	3,286	4,147

Total interest expense	286,106	277,144

Net interest income	912,333	700,356
Provision for loan losses	47,559	37,681

Net interest income after provision for loan losses	864,774	662,675
Noninterest income
Service charges and fees	83,812	47,838
Gain on securities sales/calls	—	1,816
Other income	26,269	14,502

Total noninterest income	110,081	64,156
		.
Noninterest expense
Salaries and employee benefits	377,728	313,853
Occupancy expenses	49,304	48,283
Furniture and equipment expenses	55,055	53,998
Other operating expenses	210,539	228,323

Total noninterest expense	692,626	644,457

Income before income taxes	282,229	82,374
Income taxes	$108,450	$31,075

Net Income	$173,779	$51,299

Net Income Per Share:
Basic	$0.27	$0.08

Fully diluted	$0.26	$0.08

Average Shares Outstanding	652,030	652,030

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2003	2002

Operating Activities
Net income	$173,779	$51,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	15,060	22,875
Provision for loan losses	47,559	37,681
Depreciation and amortization	54,783	48,311
Gain on called securities	—	(1,816)
Net accretion/amortization on securities available for sale	56,958	20,809
Change in balances of:
Other assets	69,427	(78,465)
Other liabilities	(76,163)	(104,384)

Net cash provided by (used in) operating activities	341,403	(3,690)

Investing Activities	(
Net funding of loans	(5,148,282)	(3,482,873)
Purchase of securities available for sale	(5,179,697)	(6,021,041)
Principal collections, maturities and calls on securities available for sale	3,127,697	1,502,719
Acquisition of property and equipment	(156,651)	(846)

Net cash used in investing activities	(7,356,933)	(8,002,041)

Financing Activities
Net increase in deposits	13,743,859	6,731,191
Other borrowings	(488,743)	2,125,644

Net cash provided by financing activities	13,255,116	8,856,835

Net increase in cash and cash equivalents	6,239,586	851,104
Cash and cash equivalents:
Beginning of year	12,988,255	9,203,797

End of quarter	$19,227,841	$10,054,901

SUPPLEMENTAL DISCLOSURE
Interest paid	$286,106	$284,915

Income taxes paid	$2,500	$—

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2003 and 2002
(unaudited)

				Accumulated
	Common	Additional	Retained	Other	Total
	Stock Par	Paid-in	Earnings	Comprehensive	Shareholders'
	Value	Capital	(Deficit)	Income (Loss)	Equity

BALANCE, December 31, 2001	$65,203	$6,437,152	$(690,289)	$64,939	$5,877,005
Comprehensive Income:
Net income for the three months ended March 31, 2002			51,299		51,299
Other comprehensive income:
Change in unrealized gain on securities available for sale				(72,991)	(72,991)

Total comprehensive income (loss)					(21,692)

BALANCE, March 31, 2002	$65,203	$6,437,152	$(638,990)	$(8,052)	$5,855,313

BALANCE, December 31, 2002	$65,203	$6,437,152	$(255,897)	$140,655	$6,387,113
Comprehensive Income:
Net income for the three months ended March 31, 2003			173,778		173,778
Other comprehensive income:
Change in unrealized gain on securities available for sale				(34,705)	(34,705)

Total comprehensive income					139,073

BALANCE, March 31, 2003	$65,203	$6,437,152	$(82,119)	$105,950	$6,526,186

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
Three Months Ended March 31, 2003

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the company’s financial results have been made. Operating results for the three months ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 3 — EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares during the respective periods. Fully diluted earnings per share have been computed using the weighted average number of shares used for basic earnings per share, adjusted for the dilutive effect of stock options outstanding, assuming use of the treasury stock method. These amounts are as follows:

	2003	2002

Weighted average shares outstanding	652,030	652,030
Dilutive shares from effect of outstanding options	19,033	4,806

Shares used for fully diluted computations	671,063	656,836

NOTE 4 — PRO FORMA EFFECT OF STOCK OPTIONS

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been estimated by use of the Black — Scholes option pricing model, assuming no volatility, no dividends and average lives and exercise probability by option class. At March 31, 2003, there were options outstanding for 82,500 shares of common stock, compared to 72,500 as of March 31, 2002. No options were granted, exercised or forfeited during the three months ended March 31, 2003 or 2002. Had the effect of these options been recorded by Heartland Bancshares, compensation and net income on a consolidated basis would have been as follows:

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
Three Months Ended March 31, 2003
(continued)

	Three Months Ended March 31,

	2003	2002

Compensation, as reported	$377,728	$313,853
Pro forma effect of options	16,330	14,892

Pro forma compensation	$394,058	$328,745

Net income, as reported	$173,779	$51,299
Pro forma effect of options	(13,235)	(13,580)

Pro forma Net income	$160,544	$37,719

Basic earnings per share, as reported	$0.27	$0.08
Pro forma effect of options	(0.02)	(0.02)

Pro forma basic earnings per share	$0.25	$0.06

Fully diluted earnings per share, as reported	$0.26	$0.08
Pro forma effect of options	(0.02)	(0.02)

Pro forma fully diluted earnings per share	$0.24	$0.06

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

     At March 31, 2003, management had identified no non-performing assets. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Below are the pertinent liquidity balances and ratios at March 31, 2003 and December 31, 2002:

	At	At
	March 31, 2003	December 31, 2002

Cash and cash equivalents	$19,227,841	$12,988,255
Securities available for sale	$16,299,789	$14,361,599
CDs over $100,000 to total deposits ratio	11.6%	12.3%
Loan to deposit ratio	68.1%	73.2%

     Cash and cash equivalents are the primary source of liquidity. At March 31, 2003, cash and cash equivalents amounted to $19.2 million, representing 18.5% of total assets, as compared to $10.1 million, or 13.4% of total assets at March 31, 2002. Securities available for sale provide a secondary source of liquidity. Management believes it is likely that a substantial portion of Heartland National Bank’s $3.1 million of callable U.S. Government Agency securities as of March 31, 2003 will be called prior to their contractual maturity dates, providing additional sources of liquidity. In addition, Heartland National Bank’s ability to increase deposits and borrow funds is part of its liquidity strategy.

     At March 31, 2003, large denomination certificates accounted for 11.6% of total deposits as compared to 12.3% as of December 31, 2002. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the bank’s large denomination CDs were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be rate sensitive.

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

     The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average total assets during the most recent quarter. The OCC has established a 4.0% minimum leverage ratio requirement for all banks except those with the highest regulatory rating.

     The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at March 31, 2003 and December 31, 2002:

			Minimum
	March 31,	December 31,	regulatory
	2003	2002	requirement

Heartland National Bank
Tier 1 risk-based capital ratio	9.4%	10.1%	4.0%
Total risk-based capital ratio	10.4%	11.0%	8.0%
Leverage ratio	6.9%	7.6%	4.0%
Heartland Bancshares – Consolidated
Tier 1 risk-based capital ratio	9.2%	9.9%	4.0%
Total risk-based capital ratio	10.1%	10.8%	8.0%
Leverage ratio	6.7%	7.5%	4.0%

Results of Operations

     Heartland Bancshares had net income of $173,779 in the first quarter of 2003, compared to $ 51,299 in the first quarter of 2002. The following is a brief discussion of the more significant components of net income:

(a)	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following tables set forth the main components of interest earning assets and interest bearing liabilities for the quarter ended March 31, 2003, as compared to the comparable periods ended March 31, 2002.

Three Months Ended March 31,

			Interest
Interest Earning	Average		Income/		Yield/
Assets/Interest	Balance		Cost		Cost
Bearing Liabilities	2003	2002	2003	2002	2003	2002

	(dollars in thousands)
Federal funds sold	$10,972	$7,294	$31	$30	1.16%	1.65%
Securities	14,599	19,770	117	23	3.25%	4.80%
Loans	62,500	38,504	1,050	711	6.81%	7.06%

Total	$88,071	$65,568	1,198	978	5.52%	5.78%

Deposits	$87,745	$62,565	283	273	1.31%	1.74%
Borrowings	1,146	1,857	3	4	1.16%	.89%

Total	$88,891	$64,422	286	277	1.31%	1.72%

Net interest income/spread			$912	$701	4.21%	4.06%

Net yield on earning assets					3.99%	4.27%

(b)	At December 31, 2002, the allowance for loan losses amounted to $606,971. During the three months ended March 31, 2003, an additional $47,559 was provided to the allowance for loan losses, bringing the balance to $654,530. Net charge-offs in the first quarter of 2003 totaled $4,442, bringing the allowance balance to $650,088. As of March 31, 2003, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.
(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $110,081, or an annualized 0.46% of average assets, for the three months ended March 31, 2003 as compared to $64,156, or an annualized 0.37% of average assets, for the quarter ended March 31, 2002. The primary reason for this increase is that deposit accounts have increased significantly both in dollar amount and as a percentage of total assets.
(d)	Non-interest expense for the three months ended March 31, 2003 amounted to $692,626 as compared to $644,457 for the same period in 2002. The components of non-interest expense for the three months ended March 31, 2003 and March 31, 2002 are set forth below:

	Three Months Ended	Three Months Ended	Increase/
	March 31, 2003	March 31, 2002	Decrease

Salaries and benefits	$377,728	$313,853	$63,875
Occupancy expenses	49,304	48,283	1,021
Equipment expenses	55,055	53,998	1,057
General operating expenses	210,539	228,323	(17,784)

Total non-interest expense	$692,626	$644,457	$48,169

     Increases in operating expenses for the three months ended March 31, 2003 as compared to March 31, 2002 can be mostly attributed to the addition of personnel as the volume of business has increased.

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

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibit is filed with this Report:

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Date: May 15, 2003	By: /s/ James C. Clinard James C. Clinard, President and Chief Executive Officer (principal executive officer)

Date: May 15, 2003	By: /s/ Martha J. Kelley Martha J. Kelley, Chief Financial Officer (principal financial and accounting officer)

CERTIFICATION

I, James C. Clinard, President and Chief Executive Officer of the registrant, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

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

May 15, 2003

/s/ James C. Clinard James C. Clinard President and Chief Executive Officer

CERTIFICATION

I, Martha J. Kelley, Chief Financial Officer of the registrant, certify that:

(7)	I have reviewed this quarterly report on Form 10-QSB;

(8)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

(9)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(10)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(11)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(12)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

/s/ Martha J. Kelley Martha J. Kelley Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

99.1	Certification of Chief Executive Officer and Chief Financial Officer.