Form 10QSB
period 2003-06-30
HEARTLAND BANCSHARES INC/FL
filed 2003-08-14
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
June 30, 2003		333-67107

HEARTLAND BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0854929

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 U.S. Highway 27 North, Sebring, Florida	33870

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (863) 386-1300

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value	652,030

Class	Outstanding as of July 31, 2003

Transitional Small Business Disclosure Format: Yes  [  ]  No  [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$5,474,668	$4,279,543
Federal funds sold	10,877,421	8,708,712

Total cash and cash equivalents	16,352,089	12,988,255
Securities available for sale	13,696,030	14,361,599
Securities held to maturity	4,021,871	—
Loans:
Commercial, financial and agricultural	17,624,616	18,071,569
Real estate - mortgage	32,749,461	27,295,228
Installment and consumer loans	18,036,576	14,895,343

Total loans	68,410,653	60,262,140
Less: Allowance for loan losses	(660,944)	(606,971)

Net loans	67,749,709	59,655,169
Property and equipment	2,811,183	2,753,980
Other assets	369,877	652,720

TOTAL ASSETS	$105,000,759	$90,411,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$21,238,292	$17,366,253
Savings, NOW, and money market	44,957,380	37,327,928
Time deposits under $100,000	19,065,739	17,506,373
Time deposits over $100,000	11,030,360	10,146,274

Total deposits	96,291,771	82,346,828
Securities sold under repurchase agreements	1,590,359	1,218,990
Other liabilities	446,040	458,792

Total liabilities	98,328,170	84,024,610
Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 652,030 shares issued and outstanding	65,203	65,203
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,437,152	6,437,152
Retained earnings (deficit)	95,723	(255,897)
Accumulated other comprehensive income	74,511	140,655

Total shareholders’ equity	6,672,589	6,387,113

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,000,759	$90,411,723

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended June 30,
	2003	2002

Interest Income
Interest and fees on loans	$1,104,691	$775,988
Interest on federal funds sold	40,577	26,927
Interest on securities	116,030	286,552

Total interest income	1,261,298	1,089,467
Interest Expense
Interest on deposits	284,866	264,475
Interest on borrowings	3,837	4,914

Total interest expense	288,703	269,389

Net interest income	972,595	820,078
Provision for loan losses	17,721	42,710

Net interest income after provision for loan losses	954,874	777,368
Noninterest Income
Service charges and fees	76,525	58,446
Other income	31,595	17,310

Total noninterest income	108,120	75,756
Noninterest Expense
Salaries and employee benefits	379,723	314,523
Occupancy expenses	58,198	47,153
Furniture and equipment expenses	60,549	71,081
Other operating expenses	260,502	211,490

Total noninterest expense	758,972	644,247

Income before income taxes	304,022	208,877
Income taxes	126,181	$85,207

Net Income	$177,841	$123,670

Basic Net Income Per Share	$0.27	$0.19

Fully Diluted Net Income Per Share	$0.26	$0.18

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,
	2003	2002

Interest income
Interest and fees on loans	$2,154,655	$1,486,499
Interest on federal funds sold	71,882	56,524
Interest on securities	233,200	523,945

Total interest income	2,459,737	2,066,968
Interest expense
Interest on deposits	567,685	537,471
Interest on borrowings	7,123	9,062

Total interest expense	574,808	546,533

Net interest income	1,884,929	1,520,435
Provision for loan losses	65,280	80,391

Net interest income after provision for loan losses	1,819,649	1,440,044
Noninterest income
Service charges and fees	160,337	106,285
Gain (loss) on securities sales/calls	(9,801)	—
Other income	67,664	33,628

Total noninterest income	218,200	139,913
NON INTEREST EXPENSE
Salaries and employee benefits	757,451	628,377
Occupancy expenses	107,502	95,436
Furniture and equipment expenses	107,110	125,079
Other operating expenses	479,535	439,813

Total noninterest expense	1,451,598	1,288,705

Income before income taxes	586,251	291,252
Income taxes	$234,631	$116,282

Net Income	$351,620	$174,970

Basic Net Income Per Share	$0.54	$0.27

Fully Diluted Net Income Per Share	$0.52	$0.26

HEARTLAND BANCSHARES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(unaudited)

				Accumulated
	Common	Additional	Retained	Other	Total
	Stock Par	Paid-in	Earnings	Comprehensive	Shareholders’
	Value	Capital	(Deficit)	Income	Equity

BALANCE, December 31, 2001	$65,203	$6,437,152	$(690,289)	$64,939	$5,877,005
Comprehensive Income:
Net income for the six months ended June 30, 2002			174,970		174,970
Other comprehensive income:
Change in unrealized gain on securities available for sale				57,506	57,506

Total comprehensive income					232,476

BALANCE, June 30, 2002	$65,203	$6,437,152	$(515,319)	$122,445	$6,109,481

BALANCE, December 31, 2002	$65,203	$6,437,152	$(255,897)	$140,655	$6,387,113
Comprehensive Income:
Net income for the six months ended June 30, 2003			351,620		351,620
Other comprehensive income:
Change in unrealized gain on securities available for sale				(66,144)	(66,144)

Total comprehensive income					285,476

BALANCE, June 30, 2003	$65,203	$6,437,152	$95,723	$74,511	$6,672,589

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2003	2002

Operating Activities
Net income	$351,620	$174,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	—	116,282
Provision for loan losses	65,280	80,391
Depreciation and amortization	119,607	113,044
Gain (Loss) on called securities	9,801	—
Net accretion/amortization on securities available for sale	122,749	46,378
Change in balances of:
Other assets	316,900	15,881
Other liabilities	(12,753)	183,271

Net cash provided by operating activities	973,204	730,217

Investing Activities
Net funding of loans	(8,159,820)	(7,978,594)
Purchase of securities	(11,272,193)	(14,372,034)
Principal collections, maturities and calls on securities	7,674,822	7,331,431
Acquisition of property and equipment	(168,491)	(25,347)

Net cash used in investing activities	(11,925,682)	(15,044,544)

Financing Activities
Net increase in deposits	13,944,943	9,622,733
Other borrowings	371,369	1,143,654

Net cash provided by financing activities	14,316,312	10,766,387

Net increase (decrease) in cash and cash equivalents	3,363,834	(3,547,940)
Cash and cash equivalents:
Beginning of year	12,988,255	9,203,797

End of quarter	$16,352,089	$5,655,857

SUPPLEMENTAL DISCLOSURE
Interest paid	$579,230	$557,934

Income taxes paid	$4,500	$—

NOTES TO FINANCIAL STATEMENTS
(unaudited)
Six Months Ended June 30, 2003

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

NOTE 2 - BASIS OF PRESENTATION

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the Company’s financial results have been made. Operating results for the six months and quarter ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares outstanding during the respective periods. Fully diluted earnings per share have been computed using the weighted average number of shares used for basic earnings per share, adjusted for the dilutive effect of stock options outstanding, assuming use of the treasury stock method. The amounts for the respective six month periods are as follows:

	2003	2002

Weighted average shares outstanding	652,030	652,030
Dilutive shares from effect of outstanding options	19,039	9,015

Shares used for fully diluted computations	671,069	661,045

NOTE 4 - PRO FORMA EFFECT OF STOCK OPTIONS

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been estimated by use of the Black — Scholes option pricing model, assuming no volatility, no dividends and average lives and exercise probability by option class. At June 30, 2003, there were options outstanding for 82,500 shares of common stock, compared to 72,500 as of June 30, 2002. No options were granted, exercised or forfeited during the six months ended June 30, 2003 or 2002.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
Six Months Ended June 30, 2003

NOTE 4 - PRO FORMA EFFECT OF STOCK OPTIONS (continued)

Had the effect of these options been recorded by Heartland Bancshares, compensation and net income on a consolidated basis would have been as follows:

	Six Months Ended June 30,

	2003	2002

Compensation, as reported	$757,451	$628,377
Pro forma effect of option	32,660	32,660

Pro forma compensation	$790,111	$661,037

Net income, as reported	$351,620	$174,970
Pro forma effect of options	(26,454)	(26,454)

Pro forma Net income	$325,166	$148,515

Basic earnings per share, as reported	$0.54	$0.27
Pro forma effect of options	(0.04)	(0.04)

Pro forma basic earnings per share	$0.50	$0.23

Fully diluted earnings per share, as reported	$0.52	$0.26
Pro forma effect of options	(0.04)	(0.04)

Pro forma fully diluted earnings per share	$0.48	$0.22

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

Asset Quality

          A major key to long-term earning growth is the maintenance of a high-quality loan portfolio. Heartland National Bank’s directive in this regard is carried out through its policies and procedures for extending credit to its customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

          Management has identified non-performing assets at less than .05% of total assets at June 30, 2003. Additions to the allowance Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

          Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $96.3 million at June 30, 2003. Below are the pertinent liquidity balances and ratios at June 30, 2003 and June 30, 2002.

	At	At
	June 30, 2003	June 30, 2002

Cash and cash equivalents	$16,352,089	$5,655,857
Securities available for sale	$13,696,030	$24,321,809
CDs over $100,000 to total deposits ratio	11.5%	14.0%
Loan to deposit ratio	71.0%	63.8%

          Cash and cash equivalents are the primary source of liquidity. At June 30, 2003, cash and cash equivalents amounted to $16.4 million, representing 15.6% of total assets, as compared to $5.7 million, or 7.3% of total assets at June 30, 2002. Securities available for sale provide a secondary source of liquidity. Management believes it is likely that some U. S. Government Agency securities will be called prior to their contractual maturity dates, thus providing additional sources of liquidity.

          At June 30, 2003, large denomination certificates accounted for 11.5% of total deposits as compared to 14.0% as of June 30, 2002. Large denominations CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

          The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at June 30, 2003 and December 31, 2002:

			Minimum
	June 30,	December 31,	regulatory
	2003	2002	requirement

Heartland National Bank
Tier 1 capital	9.3%	10.1%	4.0%
Total risk-based capital ratio	10.2%	11.0%	8.0%
Leverage ratio	6.5%	7.6%	4.0%
Heartland Bancshares - Consolidated
Tier 1 capital	9.1%	9.9%	4.0%
Total risk-based capital ratio	10.0%	10.8%	8.0%
Leverage ratio	6.5%	7.5%	4.0%

Results of Operations

          Heartland Bancshares had net income of $177,841 in the second quarter of 2003, compared to $123,670 in the second quarter of 2002. For the six months ended June 30, 2003 and 2002, Heartland Bancshares had a net income of $351,620 and $174,970, respectively. The following is a brief discussion of the more significant components of net income:

(a)	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the six months and quarter ended June 30, 2003, as compared to the comparable periods ended June 30, 2002.

Six Months Ended June 30,

			Interest
	Average		Income/		Yield/
Interest Earning	Balance		Cost		Cost
Assets/Interest
Bearing Liabilities	2003	2002	2003	2002	2003	2002

	(dollars in thousands)
Federal funds sold	$12,642	$6,681	$72	$57	1.14%	1.71%
Securities	15,297	21,075	233	524	3.05%	4.97%
Loans	64,731	40,308	2,155	1,486	6.66%	7.37%

Total	$92,670	$68,064	2,460	2,067	5.31%	6.07%

Deposits	$91,435	$66,238	568	537	1.24%	1.62%
Borrowings	1,350	2,043	7	9	1.04%	0.88%

Total	$92,785	$68,281	575	546	1.24%	1.60%

Net interest income/spread			$1,885	$1,521	4.07%	4.47%

Net yield on earning assets					4.07%	4.47%

Three Months Ended June 30,

			Interest
	Average		Income/		Yield/
Interest Earning	Balance		Cost		Cost
Assets/Interest
Bearing Liabilities	2003	2002	2003	2002	2003	2002

	(dollars in thousands)
Federal funds sold	$14,293	$6,074	$41	$27	1.15%	1.78%
Securities	15,987	23,801	116	287	2.90%	4.82%
Loans	66,938	42,093	1,105	776	6.60%	7.37%

Total	$97,218	$71,968	1,262	1,090	5.19%	6.06%

Deposits	$95,063	$69,851	285	264	1.20%	1.51%
Borrowings	1,774	2,228	4	5	0.90%	0.90%

Total	$96,837	$72,079	289	269	1.19%	1.49%

Net interest income/spread			$973	$821	4.00%	4.57%

Net yield on earning assets					4.00%	4.56%

(b)	At December 31, 2002, the allowance for loan losses amounted to $606,971. During the six months ended June 30, 2003, an additional $65,280 was provided to the allowance for loan losses. Net charge-offs during the first six months of 2003 amounted to $11,307, bringing the balance to $660,944 as compared to $469,558 at June 30, 2002. There have been net charge-offs of $30,437 since the opening of Heartland National Bank. As of June 30, 2003, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $218,200, or 0.44% of average assets, for the six months ended June 30, 2003 and $108,120, or 0.42% of average assets, for the quarter ended June 30, 2003, as compared to $139,913 and $75,756 respectively for the six months and the quarter ended June 30, 2002. The primary reason for the increase in non-interest income was the growth of deposits, resulting in increased deposit service fees and an increase in real estate loan servicing fee income.

(d)	Non-interest expense for the six months and quarter ended June 30, 2003 amounted to $1,451,598 and $758,972, respectively, as compared to $1,288,705 and $644,247 for the same periods in 2002. The components of non-interest expense for the six months and quarter ended June 30, 2003 and June 30, 2002 are set forth below:

	Six Months Ended	Six Months Ended	Increase/
	June 30, 2003	June 30, 2002	Decrease

Salaries and benefits	$757,451	$628,377	$129,074
Occupancy expenses	107,502	95,436	12,066
Equipment expenses	107,110	125,079	(17,969)
General operating expenses	479,535	439,813	39,722

Total non-interest expense	$1,451,598	$1,288,705	$162,893

	Quarter Ended	Quarter Ended	Increase/
	June 30, 2003	June 30, 2002	Decrease

Salaries and benefits	$379,723	$314,523	$65,200
Occupancy expenses	58,198	47,153	11,045
Equipment expenses	56,302	71,081	(14,779)
General operating expenses	264,749	211,490	53,259

Total non-interest expense	$758,972	$644,247	$114,725

Increases in operating expenses for the six months ended June 30, 2003 as compared to June 30, 2002 can be largely attributed to increases in staffing requirements.

Heartland Bancshares is not aware of any current recommendation by any regulatory authority which, if implemented, would have a material effect on Heartland Bancshares’ liquidity, capital resources or results of operations.

Cautionary Note Regarding Forward-Looking Statements

     Heartland Bancshares may, from time to time, make written or oral forward-looking statements, including statements included in Heartland Bancshares’ filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management’s pursuant belief as well as assumptions made by, and information currently available to, management pursuant to

“safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Heartland Bancshares’ actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in Heartland Bancshares’ market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. Heartland Bancshares cautions that such factors are not exclusive. Heartland Bancshares does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, Heartland Bancshares.

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

          Disclosure controls and procedures are Heartland Bancshares’ controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures included, without limitation, controls and procedures designed to ensure that information Heartland Bancshares is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

          The 2003 Annual Meeting of Shareholders of Heartland Bancshares was held on April 17, 2003. The following table sets forth the name of each individual elected at the 2003 Annual Meeting and the results of voting with respect to each director:

Director	Class	Votes For	Votes Against

Issac G. Nagib	II	483,987	0
Robert P. Palmer	II	483,987	0
S. Allen Skipper	II	483,987	0
Malcolm C. Watters, Jr.	II	483,987	0

          The term of each of the following directors of Heartland Bancshares continued after the 2003 Annual Meeting: James B. Belflower, James C. Clinard, Roger D. Gurganus, William R. Handley, Bert J. Harris III, Edward L. Smoak, Lawrence B. Wells, and Stanley H. Wells. No other matters were submitted to a vote of the shareholders at the 2003 Annual Meeting.

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibits are filed with this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Date: August 14, 2003	By:	/s/ James C. Clinard

James C. Clinard
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2003	By:	/s/ Martha J. Kelley

Martha J. Kelley
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.