Form 10QSB
period 2003-09-30
HEARTLAND BANCSHARES INC/FL
filed 2003-11-14
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number: 333-67107
September 30, 2003

HEARTLAND BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0854929
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

320 U.S. Highway 27 North, Sebring, Florida	33870
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number:	(863) 386-1300

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class: Common Stock, $0.10 par value	Outstanding as of October 27, 2003: 657,030

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Cash and due from banks	$4,802,942	$4,279,543
Federal funds sold	6,421,006	8,708,712

Total cash and cash equivalents	11,223,948	12,988,255
Securities available for sale	9,177,157	14,361,599
Securities held to maturity	7,014,730	—
Loans:
Commercial, financial and agricultural	18,119,259	18,071,569
Real estate—mortgage	37,901,340	27,295,228
Installment and consumer loans	19,083,280	14,895,343

Total loans	75,103,879	60,262,140
Less: Allowance for loan losses	(705,554)	(606,971)

Net loans	74,398,325	59,655,169
Property and equipment	2,767,699	2,753,980
Other assets	974,126	652,720

TOTAL ASSETS	$105,555,985	$90,411,723

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing demand	$19,357,467	$17,366,253
Savings, NOW, and money market	48,266,544	37,327,928
Time deposits under $100,000	19,219,549	17,506,373
Time deposits over $100,000	10,447,493	10,146,274

Total deposits	97,291,053	82,346,828
Securities sold under repurchase agreements	627,148	1,218,990
Other borrowings	225,000	—
Other liabilities	605,701	458,792

Total liabilities	98,748,902	84,024,610

Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 657,030 and 652,030 shares respectively issued and outstanding	65,703	65,203
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,486,652	6,437,152
Retained earnings (deficit)	302,339	(255,897)
Accumulated other comprehensive income (loss)	(47,611)	140,655

Total shareholders’ equity	6,807,083	6,387,113

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,555,985	$90,411,723

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended September 30,
	2003	2002
Interest Income
Interest and fees on loans	$1,156,188	$841,794
Interest on federal funds sold	19,666	12,397
Interest on securities	107,520	257,289

Total interest income	1,283,374	1,111,480

Interest Expense
Interest on deposits	268,210	278,062
Interest on borrowings	3,246	4,819

Total interest expense	271,456	282,881

Net interest income	1,011,918	828,599
Provision for loan losses	48,032	64,091

Net interest income after provision for loan losses	963,886	764,508

Noninterest Income
Service charges and fees	77,255	58,858
Gain (loss) on securities sales/calls	7,028	24,298
Other income	104,960	17,345

Total noninterest income	189,243	100,501

Noninterest Expense
Salaries and employee benefits	410,428	328,214
Occupancy expenses	54,742	53,151
Furniture and equipment expenses	60,900	56,303
Other operating expenses	296,339	254,557

Total noninterest expense	822,409	692,225

Income before income taxes	330,720	172,784

Income taxes	124,104	$69,105

Net Income	$206,616	$103,679

Basic Net Income Per Share	$0.32	$0.16

Fully Diluted Net Income Per Share	$0.31	$0.16

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Interest income
Interest and fees on loans	$3,310,843	$2,328,294
Interest on federal funds sold	91,548	68,921
Interest on securities	340,720	781,233

Total interest income	3,743,111	3,178,448

Interest expense
Interest on deposits	835,895	815,533
Interest on borrowings	10,369	13,881

Total interest expense	846,264	829,414

Net interest income	2,896,847	2,349,034
Provision for loan losses	113,312	144,482

Net interest income after provision for loan losses	2,783,535	2,204,552

Noninterest income
Service charges and fees	237,592	165,144
Gain (loss) on securities sales/calls	(2,772)	25,918
Other income	172,623	49,352

Total noninterest income	407,443	240,414

NON INTEREST EXPENSE
Salaries and employee benefits	1,167,879	956,591
Occupancy expenses	162,244	142,385
Furniture and equipment expenses	168,010	189,506
Other operating expenses	775,874	692,447

Total noninterest expense	2,274,007	1,980,929

Income before income taxes	916,971	464,036

Income taxes	358,735	184,557

Net Income	$558,236	$279,479

Basic Net Income Per Share	$0.86	$0.43

Fully Diluted Net Income Per Share	$0.83	$0.42

HEARTLAND BANCSHARES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(unaudited)

				Accumulated
	Common	Additional	Retained	Other	Total
	Stock Par	Paid-in	Earnings	Comprehensive	Shareholders’
	Value	Capital	(Deficit)	Income (Loss)	Equity

BALANCE, December 31, 2001	$65,203	$6,437,152	$(690,289)	$64,939	$5,877,005

Comprehensive Income:

Net income for the nine months ended September 30, 2002			279,479		279,479
Other comprehensive income:
Change in unrealized gain on securities available for sale				139,931	139,931

Total comprehensive income (loss)					419,410

BALANCE, September 30, 2002	$65,203	$6,437,152	$(410,810)	$204,870	$6,296,415

BALANCE, December 31, 2002	$65,203	$6,437,152	$(255,897)	$140,655	$6,387,113

Stock Options Exercised	500	49,500			50,000

Comprehensive Income:
Net income for the nine months ended September 30, 2003			558,236		558,236
Other comprehensive income:
Change in unrealized gain on securities available for sale				(188,266)	(188,266)

Total comprehensive income					369,970

BALANCE, September 30, 2003	$65,703	$6,486,652	$302,339	$(47,611)	$6,807,083

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unauditd)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$558,236	$279,479
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(26,810)	184,557
Provision for loan losses	113,312	144,482
Depreciation and amortization	181,737	169,666
Gain (Loss) on called securities	2,772	(25,918)
Net accretion/amortization on securities available for sale	181,954	69,226
Change in balances of:
Other assets	(457,926)	(151,495)
Other liabilities	(219,932)	(25,947)

Net cash provided by (used in) operating activities	333,343	644,050

Investing Activities
Net funding of loans	(14,856,018)	(14,289,967)
Purchase of securities	(14,199,293)	(14,372,034)
Principal collections, maturities and calls on securities available for sale	11,953,523	11,104,998
Acquisition of property and equipment	(195,456)	44,716

Net cash used in investing activities	(17,297,244)	(17,512,287)

Financing Activities
Net increase in deposits	14,944,225	12,983,731
Other borrowings	205,369	386,041
Sale of stock under stock options	50,000	—

Net cash provided by financing activities	15,199,594	13,369,772

Net decrease in cash and cash equivalents	(1,764,307)	(3,498,465)

Cash and cash equivalents:
Beginning of year	12,988,255	9,203,797

End of quarter	$11,223,948	$5,705,332

SUPPLEMENTAL DISCLOSURE

Interest paid	$843,276	$828,448

Income taxes paid	$5,500	$—

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30, 2003

NOTE 1 – ORGANIZATION

Heartland Bancshares, Inc. is a Florida corporation with headquarters in Sebring, Florida. The company was formed to organize and own 100% of the capital stock of Heartland National Bank. Heartland National Bank is a nationally chartered full service institution with Florida offices in Sebring, Lake Placid, and Avon Park. The Bank opened for business on September 7, 1999.

The accompanying consolidated financial statements include the accounts of Heartland Bancshares, Inc. and Heartland National Bank. All significant inter-company accounts and balances have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring events) considered necessary for a fair presentation of the Company’s financial results have been made. Operating results for the nine months and quarter ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares during the respective periods. Fully diluted earnings per share have been computed using the weighted average number of shares used for basic earnings per share, adjusted for the dilutive effect of stock options outstanding, assuming use of the treasury stock method. The amounts for the respective nine months and quarterly periods are as follows:

	2003		2002
	YTD	Quarter	YTD	Quarter
Weighted average shares outstanding	652,414	653,171	652,030	652,030
Dilutive shares from effect of outstanding options	20,093	20,093	9,015	9,015

Shares used for fully diluted computations	672,507	673,264	661,045	661,045

NOTE 4 – PRO FORMA EFFECT OF STOCK OPTIONS

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been estimated by use of the Black – Scholes option pricing model, assuming no volatility, no dividends and average lives and exercise probability by option class. At September 30, 2003, there were options outstanding for 77,500 shares of common stock, compared to 72,500 as of September 30, 2002. No options were granted or forfeited during the nine months ended September 30, 2003 or 2002. Options totaling 5,000 shares were exercised during the nine months ended September 30, 2003. No options were exercised during the nine months ended September 30, 2002.

Had the effect of these options been recorded by Heartland Bancshares, compensation and net income on a consolidated basis would have been as follows:

	Nine Months Ended September 30,
	2003	2002
Compensation, as reported	$1,167,879	$956,591
Pro forma effect of options	48,990	48,990

Pro forma compensation	$1,216,869	$1,005,581

Net income, as reported	$558,236	$279,479
Pro forma effect of options	(39,731)	(39,731)

Pro forma net income	$518,505	$239,748

Basic earnings per share, as reported	$0.86	$0.43
Pro forma effect of options	(0.06)	(0.06)

Pro forma basic earnings per share	$0.80	$0.37

Fully diluted earnings per share, are reported	$0.83	$0.42
Pro forma effect of options	(0.06)	(0.06)

Pro forma fully diluted earnings per share	$0.77	$0.36

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

Management has identified non-performing assets at less than 0.05% of total assets. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Liquidity needs may be met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $97.3 million at September 30, 2003. Below are the pertinent liquidity balances and ratios at September 30, 2003 and September 30, 2002.

	At September 30, 2003	At September 30, 2002
Cash and cash equivalents	$11,223,948	$5,705,332
Securities available for sale	9,177,157	20,727,444
CDs over $100,000 to total deposits ratio	10.7%	13.5%
Loan to deposit ratio	77.2%	69.5%

Cash and cash equivalents are the primary source of liquidity. At September 30, 2003, cash and cash equivalents amounted to $11.2 million, representing 10.6% of total assets, as compared to $5.7 million, or 7.1% of total assets at September 30, 2002. Securities available for sale provide a secondary source of liquidity. Management believes it is likely that some U. S. Government Agency securities will be called prior to their contractual maturity dates, thus providing additional sources of liquidity.

At September 30, 2003, large denomination certificates accounted for 10.7% of total deposits as compared to 13.5% as of September 30, 2002. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates its pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

Management knows of no trends, demands, commitments, events or uncertainties that should results in or are reasonably likely to result in Heartland Bancshares’ liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers”. Tier 1 capital consists of common shareholders’ equity, non-cumulative perpetual preferred stock and any related surplus and minority interest in the equity account of consolidated subsidiaries. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average total assets during the most recent quarter. The OCC has established a 4.0% minimum leverage ratio requirement for all banks that are not rated CAMELS1.

The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002	Minimum regulatory requirement
Heartland National Bank
Tier 1 capital	8.4%	10.1%	4.0%
Total risk-based capital ratio	9.3%	11.0%	8.0%
Leverage ratio	6.7%	7.6%	4.0%

Heartland Bancshares – Consolidated
Tier 1 capital	6.5%	9.9%	4.0%
Total risk-based capital ratio	9.1%	10.8%	8.0%
Leverage ratio	7.2%	7.5%	4.0%

Off-Balance Sheet Arrangements

Heartland Bank does not have any material off-balance sheet arrangements other than customary commitments to make advances under loans.

Results of Operations

Heartland Bancshares had net income of $206,616 in the third quarter of 2003, compared to $103,679 in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, Heartland Bancshares had net income of $558,236 and $279,479, respectively. The following is a brief discussion of the more significant components of net income:

(a)	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the nine months and quarter ended September 30, 2003, as compared to the comparable periods ended September 30, 2002.

Nine Months Ended September 30,

	Interest
Interest Earning Assets/Interest Bearing Liabilities	Average Balance		Income/Cost		Yield/Cost
	2003	2002	2003	2002	2003	2002
	(dollars in thousands)
Federal Funds Sold	$11,202	$5,402	$91	$69	1.10%	1.70%
Securities	16,075	21,507	341	781	2.83%	4.84%
Loans	66,992	42,503	3,311	2,328	6.59%	7.30%

Total	$94,269	$69,412	$3,743	$3,178	5.30%	6.10%

Deposits	$93,157	$67,692	$836	$815	1.20%	1.61%
Borrowings	1,146	1,624	10	14	1.16%	1.15%

Total	$94,303	$69,316	$846	$829	1.20%	1.59%

Net interest income/spread			$2,897	$2,349	4.10%	4.51%

Net yield on earning assets					4.10%	4.51%

Three Months Ended September 30,

Interest Earning Assets/Interest Bearing Liabilities	Average Balance		Interest Income/ Cost		Yield/Cost
	2003	2002	2003	2002	2003	2002
	(dollars in thousands)
Federal Funds Sold	$8,370	$2,728	$19	$12	0.91%	1.76%
Securities	17,606	22,358	108	257	2.45%	4.60%
Loans	71,442	46,821	1,156	842	6.47%	7.19%

Total	$97,418	$71,907	$1,283	$1,111	5.27%	6.18%

Deposits	$96,580	$70,552	$268	$278	1.11%	1.58%
Borrowings	969	950	3	5	1.24%	2.11%

Total	$97,549	$71,502	$271	$283	1.11%	1.58%

Net interest income/spread			$1,012	$828	4.16%	4.60%

Net yield on earning assets					4.16%	4.61%

(b)	At December 31, 2002, the allowance for loan losses amounted to $606,971. During the nine months ended September 30, 2003, an additional $113,312 was provided to the allowance for loan losses. Net charge-offs during the first nine months of 2003 amounted to $14,729, bringing the balance to $705,554 as compared to $606,971 at September 30, 2002. As of September 30, 2003, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $407,443, or 0.54% of average assets, for the nine months ended September 30, 2003 and $189,242, or 0.72% of average assets, for the quarter ended September 30, 2003, as compared to $240,414 and $100,501, respectively, for the nine months and quarter ended September 30, 2002. The primary reasons for the increase in non-interest income were the growth of deposits, resulting in increased deposit service fees, and an increase in real estate loan servicing fee income.

(d)	Non-interest expense for the nine months and quarter ended September 30, 2003 amounted to $2,274,007 and $822,408, respectively, as compared to $1,980,929 and $692,225 for the same periods in 2002. The components of non-interest expense for the nine months and quarter ended September 30, 2003 and September 30, 2002 are set forth below:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Increase/ Decrease
Salaries and benefits	$1,167,879	$956,591	$211,288
Occupancy expenses	162,244	142,385	19,859
Equipment expenses	168,010	189,506	(21,496)
General operating expenses	775,874	692,447	83,427

Total non-interest expense	$2,274,007	$1,980,929	$293,078

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2002	Increase/ Decrease
Salaries and benefits	$410,428	$328,214	$82,214
Occupancy expenses	54,742	53,151	1,591
Equipment expenses	60,900	56,303	4,597
General operating expenses	296,339	254,557	41,782

Total non-interest expense	$822,409	$692,225	$130,184

Increases in operating expenses for the nine months ended September 30, 2003 as compared to the same period in 2002 can be largely attributed to increases in staffing requirements, adoption of the payment of directors’ fees, advertising, supplies, and correspondent bank charges, as well as increased charges related to item processing and ATM transactions. Increases in equipment expense can be largely attributed to increased personal property taxes on additional equipment and the addition of another bank-owned automobile to be depreciated.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this report:

Exhibit No.	Description
31.1	Certification by President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K. Heartland Bancshares did not file a current report on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	HEARTLAND BANCSHARES, INC. By: /s/ James C. Clinard James C. Clinard President and Chief Executive Officer (principal executive officer)

Date: November 13, 2003	By: /s/ Martha J. Kelley Martha J. Kelley Chief Financial Officer (principal financial and accounting officer)