Form 10KSB
period 2003-12-31
HEARTLAND BANCSHARES INC/FL
filed 2004-03-30
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No   ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenue for the fiscal year ended December 31, 2003: $5,652,216.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (542,763 shares) on February 1, 2004, was $8,684,208. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant’s common stock, as of March 18, 2004: 663,560 shares of $.10 par value common stock.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Heartland Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Heartland Bancshares’ financial performance and could cause actual results for fiscal 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. Heartland Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1. Description of Business

General

Heartland Bancshares was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association then in organization. Heartland National Bank opened for business in September 1999, and presently operates three banking offices in Highlands County, Florida. Heartland National Bank is a full service commercial bank, without trust powers. Heartland Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Heartland National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

Heartland Bancshares was incorporated as a mechanism to enhance Heartland National Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of Heartland Bancshares’ banking business through acquisition of other financial institutions and provision of additional banking-related services that a traditional commercial bank may not provide under present laws. For example, banking regulations require that a national bank maintain a minimum ratio of capital to assets. In the event that Heartland National Bank’s growth is such that this minimum ratio is not maintained, Heartland Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Heartland National Bank or raise capital otherwise in a manner which is unavailable to Heartland National Bank under existing banking regulations.

Deposits

Heartland National Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within Heartland National Bank’s market area, obtained through the personal solicitation of Heartland National Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. Heartland National Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, Heartland National Bank has implemented a service charge fee schedule competitive with other financial institutions in Heartland Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Loan Portfolio

Heartland National Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2003, Heartland National Bank had a legal lending limit for unsecured loans of up to $1,270,113 to any one person.

While risk of loss in Heartland National Bank’s loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Heartland National Bank’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in Heartland National Bank’s real estate portfolio. Of Heartland National Bank’s target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

Management of Heartland National Bank intends to originate loans and to participate with other banks with respect to loans which exceed Heartland National Bank’s lending limits. Management of Heartland National Bank does not believe that loan participations necessarily pose any greater risk of loss than loans which Heartland National Bank originates.

The following is a description of each of the major categories of loans in Heartland National Bank’s loan portfolio:

Commercial Loans

Commercial lending is directed principally towards businesses whose demands for funds fall within Heartland National Bank’s legal lending limits and which are potential deposit customers of Heartland Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although Heartland National Bank typically looks to a commercial borrower’s cash flow as the principal source of repayment for such loans, many commercial loans may be secured by inventory, equipment, accounts receivable, and other assets.

Consumer Loans

Heartland National Bank’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. In evaluating these loans Heartland National Bank reviews the borrower’s level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, Heartland National Bank maintains a proper margin between the loan amount and collateral value.

Real Estate Loans

Heartland National Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and to a limited degree, commercial real estate loans. These loans are made consistent with Heartland National Bank’s appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Management believes these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to Heartland Bank.

Asset/Liability Management

Heartland National Bank’s objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain Heartland National Bank officers are responsible for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds, while adhering to prudent banking practices. Management’s overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of Heartland National Bank seeks to invest the largest portion of Heartland National Bank’s assets in commercial, consumer and real estate loans.

Heartland National Bank’s asset/liability mix is monitored on a daily basis, with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities prepared and presented to Heartland National Bank’s Board of Directors. This policy’s objective is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on Heartland National Bank’s earnings.

Market Area and Competition

The primary market area for Heartland National Bank is Highlands County, Florida. Highlands County is located in the central part of Florida, approximately 100 miles from the east and west coasts. The county consists of three major communities, Sebring, Lake Placid and Avon Park. These communities are geographically located from the northern border of Highlands County to the south, a distance of approximately twelve miles apart. Each community has its own municipal government, schools and identity.

Highlands County represents a diverse market with a stable economy. Agriculture, health services and small retail service businesses are the major industries in the county. The county is also a major retirement community and continues to attract retirees due to the lower cost of living as compared to the coastal areas of Florida.

Heartland National Bank operates three banking offices in Highlands County, one each in Sebring, Lake Placid, and Avon Park. These three cities represent the major business and retail activity for the county. Heartland National Bank focuses on serving the needs of the low to moderate income areas, targeting households with $25,000 in annual income and businesses with up to $10 million in annual revenue, including agriculture businesses, attorneys, physicians, and small retail and service businesses.

Competition in Highlands County is intense. The Highlands County market consists of eleven commercial banks with a total of 30 branches. The four regional holding company banks operating in Highlands County possess over 65% of the market share in the county. One locally owned independent bank also operates in Highlands County, and three other independent banks each have at least one branch office in the county.

Financial institutions compete with one another primarily for deposits. Heartland National Bank’s deposit base directly affects its loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the offering of unique financial services products. Heartland National Bank competes with financial institutions which have much greater financial resources than Heartland National Bank, and which may be able to offer more services and possibly better terms to their customers.

Heartland National Bank also competes with financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been entering the traditional banking markets. Due to the continuing growth of Highlands County, it is anticipated that competition will continue from additional new entrants to the market.

Correspondent Banking

Correspondent banking involves the providing of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. Heartland National Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and OCC Banking Circular 181 (Rev.) (August 2, 1984).

Heartland National Bank sometimes sells loan participations to correspondent banks with respect to loans which exceed Heartland National Bank’s lending limit. At December 31, 2003 Heartland National Bank had fifteen outstanding participations.

Data Processing

In November 1992, Heartland National Bank entered into a data processing servicing agreement with Intrieve, Inc., pursuant to which Heartland National Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. This new agreement involved a conversion from the previous data servicing processor and necessitated the upgrading of equipment and additional training for all employees. A new contract was entered into in 2003 to convert the data processing operations to Jack Henry & Associates, with a conversion date set for February 6, 2004. Investment portfolio accounting is provided by Sterne, Agee & Leach, Inc., and payroll processing is provided by ADP.

Employees

As of February 14, 2004, Heartland National Bank employed 39 persons on a full-time basis, including nine officers, and six persons on a part-time basis. Heartland National Bank plans to add additional persons as needed, including additional tellers and financial service representatives. All employees of Heartland Bancshares are also employed by Heartland National Bank, and all of the compensation paid to such employees is paid by Heartland National Bank.

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

Supervision and Regulation

The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on Heartland Bancshares’ business and prospects. Management cannot accurately predict the nature or extent of the effects on Heartland Bancshares’ business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Heartland Bancshares

General. As a bank holding company, Heartland Bancshares is subject to the Bank Holding Company Act of 1956, which places Heartland Bancshares under the supervision of the Board of Governors of the Federal Reserve. Heartland Bancshares must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines Heartland Bancshares and Heartland Bank.

Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•	acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•	merge or consolidate with another bank holding company; or

•	acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Heartland Bancshares.

Financial Services Modernization. The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

Transactions with Affiliates. Heartland Bancshares and Heartland Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements. Heartland Bancshares and Heartland Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Heartland Bancshares nor Heartland Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of Heartland Bancshares or Heartland Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

State Law Restrictions. Heartland Bancshares is also regulated by the Florida Banking Department under the Florida Banking Code, which requires every bank holding company to obtain the prior approval of the Florida Commissioner of Banking before acquiring more than 5% of the voting shares of any Florida bank or all or substantially all of the assets of a Florida bank, or before merging or consolidating with any Florida bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Florida bank or Florida bank holding company unless the Florida bank or all Florida bank subsidiaries of the bank holding company to be acquired have been in existence and continuously operating, on the date of the acquisition, for a period of three years or more. However, approval of the Florida Banking Department is not required if the bank to be acquired, or all bank subsidiaries of the Florida bank holding company to be acquired, are national banks.

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

Heartland Bank

General. Heartland Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to Heartland Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing Heartland Bank generally have been promulgated to protect depositors and not to protect shareholders of Heartland Bancshares or Heartland Bank.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Office of the Comptroller of the Currency evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that Heartland Bank meets all such standards.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Deposit Insurance. The deposits of Heartland Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit Insurance Corporation, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

Recent Significant Changes in Banking Laws and Regulations

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was enacted to address corporate and accounting fraud. The Act establishes a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also: (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods;” (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2. Description of Property

Heartland National Bank presently operates three banking offices, located at 320 U.S. Highway 27 North, Sebring, Florida, 600 U.S. Highway 27 North, Lake Placid, Florida, and 930 U.S. Highway 27 South, Avon Park, Florida. The Sebring and Lake Placid offices consist of a 6,700 and 5,000 square foot office facility, respectively, containing a vault, four offices, five teller stations, four drive-in windows, a boardroom conference facility, a loan operations area, and a drive-up ATM. The Avon Park office consists of a 3,384 square foot facility containing a vault, two offices, five teller stations, a walk-up ATM and two drive-in windows.

Heartland Bancshares does not own or lease any real property.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2003 to a vote of security holders of Heartland Bancshares.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters

Market Information

During the period covered by this report and to date, there has been no established public trading market for Heartland Bancshares’ common stock.

Holders of Common Stock

As of February 14, 2004, there were 433 holders of record of Heartland Bancshares’ common stock.

Dividends

To date, Heartland Bancshares has not paid any dividends on its common stock. It is the policy of the Board of Directors of Heartland Bancshares to reinvest earnings for such period of time as is necessary to ensure the success of the operations of Heartland Bancshares and of Heartland National Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Heartland National Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of Heartland Bancshares.

Heartland National Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. § 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. § 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the bank’s net income for the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. § 60(b), the approval of the OCC is required if the total of all dividends declared by Heartland National Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

Item 6. Management’s Discussion and Analysis

The following discussion of Heartland Bancshares’ financial condition and results of operations should be read in conjunction with Heartland Bancshares’ consolidated financial statements, related notes and statistical information included elsewhere herein.

Overview

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

During 2003, total assets of Heartland Bancshares grew from $90.4 million to $112.8 million. Net income for 2003 was $750,006, or $1.15 per share, as compared to $434,392, or $0.67 per share for 2002.

Critical Accounting Policy

The accounting and financial reporting policies of Heartland Bancshares and Heartland National Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Heartland Bancshares has determined that its policy regarding the determination of its allowance for loan losses is a critical accounting policy in that it requires significant judgments and involves complex estimates and the application of the policy has a significant impact on Heartland Bancshares’ financial statements.

The allowance for loan losses is an estimate of the losses that may be sustained in Heartland National Bank’s portfolio. The allowance has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans. Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation. The general loss allocations use historical loss ratio experience which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

While the basic methodology of Heartland National Bank’s loan loss allowance estimation process has not changed, management continuously re-evaluates the use of historical loss factors, national and local economic trends, credit concentrations and other relevant factors in determining the adequacy of the allowance for loan loss.

This estimation process associated with the allowance for loan losses can have significant effects in the estimated loan loss expense of a given period. Generally, the allowance for loan losses increases as the outstanding balance of loans increase or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the allowance.

Results of Operations

Net Interest Income

Net interest income is the principal component of a financial institution’s income stream and represents the difference between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. Heartland National Bank has no investments in tax-exempt securities and, accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

The following table sets forth, for the period indicated, certain information related to Heartland Bancshares’ average balance sheet, its yields on average earning assets and its average rates on interest-bearing liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the period indicated.

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollar amounts in thousands)
ASSETS
Earning assets:
Loans, net of deferred loan fees(1)	$69,995	$4,498	6.43%	$46,026	$3,268	7.10%
Investment securities(2)	16,196	454	2.80%	20,429	931	4.56%
Federal funds sold	9,924	105	1.06%	5,017	82	1.63%

Total earning assets	96,115	5,057	5.26%	71,472	4,281	5.99%

Cash and due from banks	4,057			2,897
Premises and equipment, net	2,810			2,767
Other assets	898			720
Allowance for loan losses	(670)			(472)

Total assets	$103,210			$77,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$14,410	$58	0.40%	$10,634	$70	0.66%
Savings deposits	6,960	58	0.83%	4,462	54	1.21%
Money market deposits	24,450	265	1.07%	17,722	276	1.56%
Certificates of deposit of $100,000 or more	10,711	271	2.53%	8,571	264	3.08%
Other time deposits	18,767	440	2.34%	14,787	434	2.94%

Borrowings	1,259	14	1.11%	1,488	17	0.87%

Total interest-bearing liabilities	76,557	1,106	1.44%	57,664	1,115	1.93%
Noninterest-bearing demand deposits	19,210			13,625

Other liabilities	350			129
Shareholders’ equity	7,093			5,966

Total liabilities and shareholders’ equity	$103,210			$77,384

Net interest income		$3,951			$3,166

Net interest spread			3.82%			4.06%

Net interest margin			4.11%			4.43%

(1)	During 2003, one loan was not accruing interest.
(2)	The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

Net yield on earning assets for the years ended December 31, 2003 and 2002 was 5.26% and 5.99%, respectively. Despite falling interest rates in 2003, net interest income increased from $3,166 to $3,992. This increase is attributed primarily to the significant volume increase in earning assets during 2003.

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

	Year Ended December 31, 2003 compared with Year Ended December 31, 2002
	Increase (decrease) due to:
	Volume	Rate	Total
	(in thousands)
Interest earned on:
Taxable securities	$(193)	$(284)	$(477)
Federal funds sold	80	(57)	23
Net loans	1,713	(483)	1,230

Total interest income	$1,600	$(824)	$776

Interest paid on:
NOW deposits and money market	$131	$(154)	$(23)
Savings deposits	38	(34)	4
Time deposits	185	(172)	13
Other borrowings	(2)	(1)	(3)

Total interest expense	$352	$(361)	$(9)

Change in net interest income	$1,248	$(463)	$785

	Year Ended December 31, 2002 compared with Year Ended December 31, 2001
	Increase (decrease) due to:
	Volume	Rate	Total
	(in thousands)
Interest earned on:
Taxable securities	$294	$(278)	16
Federal funds sold	(224)	(125)	(349)
Net loans	1,716	(677)	1,039

Total interest income	$1,786	$(1,080)	$706

Interest paid on:
NOW deposits and money market	$163	$(307)	$(144)
Savings deposits	38	(31)	7
Time deposits	202	(490)	(288)
Other borrowings	24	(13)	11

Total interest expense	$427	$(841)	$(414)

Change in net interest income	$1,359	$(239)	$1,120

Non-Interest Income

Non-interest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of other real estate owned, and investments available for sale are included in non-interest income.

Non-interest income for 2003 and 2002 amounted to $595,474 and $445,933, respectively. As a percentage of average assets, non-interest income was .58% in both years.

The following table summarizes the major components of non-interest income for 2003 and 2002.

	Year ended December 31,
	2003	2002
Service fees on deposit accounts	$308,823	$285,815
Gain on sale of loans	206,175	59,484
All other non-interest income	80,476	100,634

Total non-interest income	$595,474	$445,933

Non-Interest Expense

Non-interest expense increased from $2,745,154 during 2002 to $3,145,420 in 2003. As a percent of total average assets, non-interest expenses decreased from 3.55% to 3.05%. The primary reasons for the increase in non-interest expense are increased staffing and expenses involved in a data processing conversion. Below are the components of non-interest expense for 2003 and 2002.

	Year ended December 31,
	2003	2002
Salaries and benefits	$1,593,046	$1,319,443
Occupancy and equipment expense	448,190	417,243
Data and item processing	317,751	305,525
Legal and professional	106,049	101,302
Advertising and public relations	96,480	76,064
Stationery and supplies	90,755	63,454
EDP conversion costs	24,600	73,534
Other operating expenses	468,549	388,589

Total non-interest expense	$3,145,420	$2,745,154

Provision for Loan Losses

During 2003, the allowance for loan losses grew from $606,971 to $779,222. During 2003, the allowance for loan losses as a percent of gross loans decreased from 1.01% to 0.95%. Net charge-offs during 2003 amounted to $13,531, or 0.02% of loans, as compared to net charge-offs of $15,720, or 0.03% of loans in 2002. As of December 31, 2003, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Financial Condition

Loan Portfolio

The following table presents various categories of loans contained in Heartland National Bank’s loan portfolio at December 31, 2003 and 2002:

	As of December 31,
	2003	2002
Type of loan
Commercial	$20,990,891	$18,071,569
Consumer	19,528,144	14,895,343
Real estate	41,305,918	27,295,228

Subtotal	81,824,953	60,262,140
Less: allowance for loan losses	(779,222)	(606,971)

Total (net of allowances)	$81,045,731	$59,655,169

The following is a presentation of an analysis of maturities of loans at December 31, 2003:

	Due in 1 year or less	Due after 1 to 5 years	Due after 5 years	Total
	(in thousands)
Type of loan
Commercial	$9,090	$11,643	$258	$20,991
Consumer	2,422	10,812	6,294	19,528
Real estate	3,732	27,222	10,352	41,306

Total	$15,244	$49,677	$16,904	$81,825

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2003:

	Due in 1 year or less	Due after 1 to 5 years	Due after 5 years	Total
	(in thousands)
Type of Loan
Predetermined fixed interest rate	$1,677	$39,008	$2,955	$43,640
Floating interest rate	37,053	1,132	0	38,185

Total	$38,730	$40,140	$2,955	$81,825

As of December 31, 2003, there was one loan on non-accrual in the amount of $121,437, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no other loans were impaired or defined as “troubled debt restructurings.” There were no non-accrual loans at December 31, 2002.

As of December 31, 2003, no loans were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2003, there were no loans with respect to which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Interest accrual was not discontinued on any loans during 2003 other than the one loan placed in non-accrual status. Interest foregone on that loan was not material.

Summary of Loan Loss Experience

An analysis of Heartland National Bank’s loan loss experience for fiscal 2003 and 2002 is furnished in the following table, as well as a breakdown of the allowance for possible loan losses:

Analysis of the Allowance for Possible Loan Losses

	Year ended December 31,
	2003	2002
Balance at beginning of period	$606,971	$393,051
Charge-offs	(15,548)	(18,139)
Recoveries	2,017	2,419
Additions charged to operations	185,782	229,640

Balance at end of period	$779,222	$606,971

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.03%

At December 31, 2003 and 2002 the allowance was allocated as follows:

	At December 31,
	2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(dollar amounts in thousands)
Commercial	$147	26%	$200	31%
Consumer	186	24%	181	14%
Real Estate	200	50%	107	55%
Unallocated	246	N/A	119	N/A

Total	$779	100%	$607	100%

Loan Loss Reserve

Real estate mortgage loans constituted 50% of outstanding loans at December 31, 2003. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

As of December 31, 2003, 26% of outstanding loans were in the category of commercial loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in Heartland National Bank’s loan portfolio, 78% of the aggregate principal amount of these commercial loans at December 31, 2003 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio reduces the risk of loss inherently present in commercial loans.

Heartland National Bank’s consumer loan portfolio constituted 24% of outstanding loans at December 31, 2003. At December 31, 2003 the majority of Heartland National Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property.

Unsecured loans accounted for 12% of the commercial and consumer loans outstanding at December 31, 2003. By their nature, unsecured loans pose a higher risk than secured loans.

A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to evaluate management’s determination of the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of Heartland National Bank. In addition to the above review, Heartland National Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of Heartland National Bank. Information provided from the above two independent sources, together with information provided by the management of Heartland National Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Deposits

The following table presents, for 2003 and 2002, the average amount of and average rate paid on each of the following deposit categories:

	Year ended December 31,
	2003		2002
	Average amount	Average rate paid	Average amount	Average rate paid
	(dollar amounts in thousands)
Deposit Category
Non-interest bearing demand deposits	$19,210	—	$13,625	—
NOW and money market deposits	$38,860	0.8%	$28,356	1.2%
Savings deposits	$6,960	0.8%	$4,462	1.2%
Time deposits	$29,478	2.4%	$23,358	3.0%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2003 and 2002:

	At December 31,
	2003		2002
	Amount	Average rate	Amount	Average rate
	(dollar amounts in thousands)
Time Certificates of Deposit
3 months or less	$3,294	1.45%	$3,951	2.18%
3-6 months	1,176	1.26%	2,129	2.60%
6-12 months	2,122	2.78%	1,810	2.58%
over 12 months	4,201	3.27%	2,256	4.19%

Total	$10,793	2.19%	$7,520	2.89%

Investment Portfolio

As of December 31, 2003, investment securities comprised approximately 14% of Heartland Bancshares’ assets, federal funds sold comprised approximately 6% of Heartland Bancshares’ assets, and net loans comprised approximately 72% of Heartland Bancshares’ assets. Heartland National Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, Heartland National Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from Heartland National Bank to another bank.

The following table presents the estimated fair value of Heartland National Bank’s investments at December 31, 2003 and 2002. At December 31, 2003, 51% of the securities held were categorized as available for sale, while 49% were categorized as held to maturity. All of the securities categorized as held to maturity as of December 31, 2003 are U. S. Government agencies callable within the twelve months after December 31, 2003. All of the securities available for sale as of December 31, 2003 are mortgage-backed securities. Although these securities have lengthy contractual maturity dates, the weighted average expected life of this portfolio is only 1.5 years. The average yields as of December 31, 2003 were 2.5% and 2.7% on the held-to-maturity portfolio and available-for-sale portfolio, respectively.

Amortized cost and estimated fair value of securities available for sale are as follows:

	December 31, 2003
	U. S. Government Agencies	Federal Reserve & FHLB Stock	Total
Amortized cost	$7,835,159	$441,900	$8,277,059
Gross unrealized:
Gains	33,241	—	33,241
Losses	(71,691)	—	(71,691)

Estimated fair value	$7,796,709	$441,900	$8,238,609

	December 31, 2002
	U. S. Government Agencies	Federal Reserve & FHLB Stock	Total
Amortized cost	$13,784,079	$366,050	$14,150,129
Gross unrealized:
Gains	211,470	—	211,470
Losses		—	—

Estimated fair value	$13,995,549	$366,050	$14,361,599

Amortized cost and estimated fair value of securities held to maturity at December 31, 2003 are as follows:

U. S. Government Agencies
Amortized cost	$8,002,437
Gross unrealized:
Gains	8,104
Losses	(20,605)

Estimated fair value	$7,989,936

Interest Rate Sensitivity

Net interest income, Heartland National Bank’s primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2003 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

	Within three months	After three months but within six months	After six months but within one year	After one year but within five years	After five years	Total
	(In thousands)
EARNING ASSETS:
Loans	$28,372	3,061	7,297	$40,140	2,955	$81,825
Debt securities	0	0	0	16,279	0	$16,279
Federal funds sold	6,721	0	0	0	0	6,721

Total earning assets	35,093	3,061	7,297	56,419	2,955	104,825
SUPPORTING SOURCES OF FUNDS:
Interest bearing demand deposits and savings	51,709	0	0	0	0	51,709

Certificates, less than $100M	5,823	4,146	3,256	5,312	0	18,537
Certificates, $100M and over	3,418	772	2,122	4,481	0	10,793

Total interest bearing liabilities	$60,950	$4,918	$5,378	$9,793	$0	$81,039

Interest rate sensitivity gap	(25,857)	(1,857)	1,919	$46,626	$2,955	$23,786

Cumulative gap	(25,857)	(27,714)	(25,795)	$20,831	$23,786
Interest rate sensitivity gap ratio	(57.6)%	(62.2)%	135.7	576.1%	100.0%
Cumulative interest rate sensitivity gap ratio	(57.6)%	(59.4)%	(63.8)%	125.7%	129.4%

As evidenced by the table above, at December 31, 2003 Heartland National Bank is cumulatively asset sensitive. In an increasing interest rate environment, an asset sensitive position (a gap ratio of greater than 1.0%) is generally more advantageous since assets are repriced sooner than liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap of less than 1.0%) is generally more advantageous as liabilities are repriced sooner than assets. With respect to Heartland National Bank, an increase in interest rates would result in higher earnings while a decrease in interest rates will reduce earnings. This assumes, however, that all other factors affecting income remain constant.

As Heartland National Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. Heartland National Bank’s Asset/Liability Committee meets on a quarterly basis and develops management’s strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Liquidity needs are met either by converting assets to cash, attracting new deposits, or through longer term borrowings. Bank deposits grew to $102.7 million at December 31, 2003. Below are the pertinent liquidity balances and ratios at December 31, 2003 and 2002.

	At December 31,
	2003	2002
	(dollar amounts in thousands)
Cash and cash equivalents	$11,769	$12,988
Debt securities available for sale	$7,797	$13,995
CDs over $100,000 to total deposits ratio	11%	12%
Loan to deposit ratio	80%	73%
Brokered deposits	$0	$0

Cash and cash equivalents are the primary source of liquidity. At December 31, 2003 cash and cash equivalents amounted to approximately $12 million, representing 10.4% of total assets. Securities available for sale provide a secondary source of liquidity. While there are no scheduled maturities in 2003, $8 million in Heartland National Bank’s securities portfolio is subject to being called.

At December 31, 2003, large denomination certificates of deposits accounted for 11% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the large denomination CDs were obtained from Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally more likely to be interest rate sensitive.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2003, Heartland Bancshares had no brokered deposits in its portfolio.

Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares’ liquidity increasing or decreasing in any material way in the foreseeable future.

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for 2003 and 2002 are as follows:

	Year ended December 31,
	2003	2002
Return on average assets	0.73%	0.56%
Return on average equity	10.57%	7.28%
Average equity to average assets ratio	6.87%	7.71%
Dividend payout ratio	0.0%	0.0%

Off-Balance Sheet Arrangements

In the normal course of our business, the Heartland Bank enters into certain off-balance sheet transactions that are connected with meeting the financing needs of its customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. These arrangements are disclosed in detail in Note 12 to Heartland Bancshares’ consolidated financial statements.

Capital Adequacy

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

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

In 1996, a rule was adopted by the Federal Reserve Board, the OCC and the FDIC that added a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies have also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank’s reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at December 31, 2003:

	December 31, 2003	Minimum regulatory requirement
Heartland National Bank
Tier 1 risk-based capital ratio	9.14%	4.0%
Total risk-based capital ratio	10.06%	8.0%
Leverage ratio	7.08%	4.0%

Heartland Bancshares – Consolidated
Tier 1 risk-based capital ratio	8.37%	4.0%
Total risk-based capital ratio	9.30%	8.0%
Leverage ratio	6.49%	4.0%

The above ratios indicate that the capital positions of Heartland Bancshares and Heartland National Bank are sound and that Heartland Bancshares is well within the regulatory prescribed capital requirements.

Item 7. Financial Statements

The following consolidated financial statements are included as Exhibit 99.1 of this Report and incorporated herein by reference:

Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no occurrence requiring a response to this Item.

Item 8A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

PART III

Item 9. Directors and Executive Officers of the Registrant.

The directors and executive officers of Heartland Bancshares and Heartland National Bank are as follows:

Name	Age	Position with Heartland Bancshares	Position with Heartland National Bank
James C. Clinard	50	President, Chief Executive Officer and Class I Director	President, Chief Executive Officer and Director
James B. Belflower	52	Class I Director	Senior Lending Officer and Director
Martha J. Kelley	64	Chief Financial Officer	Chief Financial Officer
Bert J. Harris, III	51	Class I Director	Director
Roger D. Gurganus	51	Class I Director	Director
Issac G. Nagib	49	Class II Director	Director
S. Allen Skipper	50	Class II Director	Director
Malcolm C. Watters, Jr	57	Class II Director	Director
Robert P. Palmer	69	Class II Director	Director
William R. Handley	59	Class III Director	Director
Edward L. Smoak	49	Class III Director	Director
Lawrence B. Wells	49	Class III Director	Director
Stanley H. Wells	55	Class III Director	Director
Hosmer L. Compton	59	Class III Director	Director

With the exception of Mr. Belflower, Mr. Gurganus, Mr. Palmer, Mr. Compton, and Mr. Stanley Wells, all of the directors of Heartland Bancshares have served as directors since the incorporation of Heartland Bancshares in September 1998. Mr. Belflower has been a member of the Board of Directors since February 2000. Mr. Gurganus, Mr. Palmer, and Mr. Wells have been members of the Board of Directors since July 2001. Mr. Compton has been a member of the Board of Directors since March 2004. Heartland Bancshares has a classified Board of Directors whereby one-third of the members are elected each year at Heartland Bancshares’ Annual Meeting of Shareholders. Upon election, each director of Heartland Bancshares serves for a term of three years. Heartland Bancshares’ officers are appointed by its Board of Directors and hold office at the will of the Board.

Each member of the Board of Directors of Heartland National Bank is elected each year at the Bank’s Annual Meeting of Shareholders. As Heartland Bancshares is the sole shareholder of Heartland National Bank, bank directors are effectively elected by the Board of Directors of the holding company. Heartland National Bank’s officers are appointed by its Board of Directors and hold office at the will of the Board.

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

Hosmer L. Compton, is the owner of Compton Rental Properties and H.L. Compton Co. He is a licensed residential contractor and realtor, specializing in investment real estate with Century 21 Compton Realty. Mr. Compton currently serves as Chairman of the Lake Placid Local Planning Agency, and is a member of the Highlands County Intergovernmental Coordinating Element Advisory Committee.

There are no family relationships between any director or executive officer and any other director or executive officer of Heartland Bancshares.

Heartland Bancshares is not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee

Heartland Bancshares’ Audit Committee is currently composed of Messrs. Harris, Palmer, Watters, L. Wells and Handley. The Board of Directors has determined that the Audit Committee does not have an “audit committee financial expert” as that term is defined by applicable SEC rules. However, the Board believes that the current members of the Audit Committee, as a whole based on their experiences and backgrounds, are qualified to effectively carry out the duties and responsibilities of the Audit Committee. Each Audit Committee member has significant experience in accounting and audit functions, internal controls and budget preparation. All Audit Committee members serve or have served as president, chief executive officer, or in a similar role with significant financial oversight responsibilities and have an understanding of generally accepted accounting principles and financial statements.

Code of Ethics

Heartland Bancshares has adopted a Code of Ethics for its Chief Executive Officer and senior financial officers, a copy of which is filed as Exhibit 14.1 to this Report.

Item 10. Executive Compensation.

The following table provides certain summary information concerning compensation paid or accrued by Heartland Bancshares to or on behalf of Heartland Bancshares’ Chief Executive Officer and Heartland National Bank’s Chief Lending Officer (the “Named Executive Officers”) during 2003, 2002 and 2001. None of the other executive officers of Heartland Bancshares or Heartland National Bank received salary and bonus in excess of $100,000 during 2003.

Summary Compensation Table

Annual Compensation
	Year	Salary	Bonus
James C. Clinard	2003 2002 2001	130,000 115,000 105,000	13,800 13,800 11,340

James B. Belflower	2003 2002 2001	100,000 95,538 90,000	11,430 7,830 8,950

No stock options were granted by Heartland Bancshares to or exercised by either of the Named Executive Officers during 2003. The following table provides information regarding the number and value of options held by the Named Executive Officers at December 31, 2003:

Fiscal Year End Option Values

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable /Unexercisable(1)
James C. Clinard	20,000 / 0	$120,000 / $0
James B. Belflower	10,000 / 0	$60,000 / $0

(1)	Dollar values calculated by determining the difference between the estimated fair market value of Heartland Bancshares’ common stock at December 31, 2003 ($16.00) and the exercise price of such options. Because no organized trading market exists for the common stock of the Bank, the fair market value was computed by reference to recent sales prices of the common stock during 2003.

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

In the event of a “change of control” of Heartland Bancshares, Mr. Clinard will be entitled to give written notice to Heartland Bancshares of termination of his employment agreement and to receive a cash payment equal to 200% of the amount of compensation received by him in the year prior to termination. The employment agreement contains a non-compete provision which provides that if Mr. Clinard terminates the employment agreement prior to the expiration of the term of the agreement, for a period of 24 months thereafter he may not, without the prior written consent of Heartland National Bank, serve as an executive officer of any bank, bank holding company, or other financial institution in any county in which Heartland National Bank operates a branch facility.

The employment agreement provides that Heartland National Bank may terminate the employment of Mr. Clinard with or without cause, but that in the latter case Mr. Clinard will receive a severance payment equal to 12 months’ salary.

Compensation of Directors

Directors of Heartland National Bank receive fees for attending meetings of the Board of Directors or committees of the Board, in amounts as determined from time to time by the Board. Presently, directors are entitled to receive $304 for each Board and Audit Committee meeting and $160 for all other committee meetings attended.

On February 20, 2003, the Board of Directors of each of Heartland Bancshares and Heartland National Bank adopted the 2003 Directors’ Compensation Plan, pursuant to which Heartland National Bank directors may elect to receive board fees in cash, in shares of Heartland Bancshares common stock, or in deferred grants of common stock. Directors choosing to receive deferred stock grants may elect to have the stock issued upon (i) the director’s Withdrawal Date (as defined below), (ii) the earlier to occur of the director’s Withdrawal Date or January 1 of the fifth year following the year in which such board fees were earned, or (iii) the earlier to occur of the director’s Withdrawal Date or January 1 of the tenth year following the year in which such board fees were earned. “Withdrawal Date” is the earlier to occur of the date of a change in control of Heartland Bancshares or the date a director ceases to be a member of the Board of Directors of Heartland National Bank for any reason. A total of 30,000 shares have been reserved for issuance under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of March 1, 2004 with respect to ownership of the outstanding common stock of Heartland Bancshares by each director of Heartland Bancshares (including the Named Executive Officers) and all executive officers and directors of Heartland Bancshares, as a group. To Heartland Bancshares’ knowledge, no person beneficially owns in excess of 5% of the outstanding shares of Heartland Bancshares’ common stock.

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

Name	Number of Shares Beneficially Owned		Percent of Total
James C. Clinard	35,549	(1)	4.9%
James B. Belflower	15,623	(2)	2.1%
Bert J. Harris, III	15,201	(3)	2.3%
Issac G. Nagib	20,201	(4)	3.1%
S. Allen Skipper	5,100	(3)	*
Malcolm C. Watters, Jr.	16,244	(5)	2.5%
William R. Handley	16,450	(6)	2.5%
Edward L. Smoak	30,200	(7)	4.6%
Lawrence B. Wells	15,201	(8)	2.3%
Roger D. Gurganus	10,701	(9)	1.6%
Robert P. Palmer	3,201		*
Stanley H. Wells	951		*
Hosmer L. Compton	6,250		*
All directors and executive officers, as a group (14 persons)	191,997		26.3%

*	Less than 1%.
(1)	Includes 5,549 shares held jointly with spouse and 20,000 shares subject to presently exercisable options.
(2)	Includes 10,000 shares subject to presently exercisable options.
(3)	Includes 5,000 shares subject to presently exercisable options.
(4)	Includes 15,201 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.
(5)	Includes 11,244 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.
(6)	Includes 5,100 shares held jointly with spouse, 6,350 shares held in the individual retirement account of Mr. Handley’s spouse as to which beneficial ownership is disclaimed, and 5,000 shares subject to presently exercisable options.
(7)	Includes 25,200 shares held in the Edward L. Smoak Revocable Trust and 5,000 shares subject to presently exercisable options.
(8)	Includes 10,201 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.
(9)	Shares owned jointly with Deborah Vanderbilt and Susan G. Gurganus.

Equity Compensation Plans

Heartland Bancshares has adopted, and its shareholders have approved, the 1999 Stock Option Plan, Heartland Bancshares’ only equity compensation plan. Information as of December 31, 2003 relating to the Plan appears in the following table.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	77,500	$10.37	12,500

Item 12. Certain Relationships and Related Transactions.

Heartland National Bank extends loans from time to time to certain of Heartland Bancshares’ directors, their associates and members of the immediate families of the directors and executive officers of Heartland Bancshares. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with Heartland Bancshares or Heartland National Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form SB-2 for Heartland Bancshares filed with the SEC on November 12, 1998 (“SB-2”); (ii) Amendment No. 1 to SB-2, filed with the SEC on January 6, 1999 (“SB-2/A”); and (iii) Heartland Bancshares’ Form 10-KSB for the year ended December 31, 1999 (“1999 10-KSB”). Except as otherwise indicated, the exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.		Description of Exhibit
*3.1	-	Amended and Restated Articles of Incorporation of Heartland Bancshares (SB-2)

*3.2	-	Amended and Restated Bylaws of Heartland Bancshares (SB-2)

*10.1	-	Employment Agreement dated as of October 2, 1998 by and between Heartland Bancshares and James C. Clinard (SB-2)

*10.1.1	-	Amendment No. 1 to Employment Agreement of James C. Clinard, dated December 1, 1998 (SB-2/A).

*10.2	-	1999 Stock Option Plan (Exhibit 10.4 to 1999 10-KSB)

*10.3	-	Form of Incentive Stock Option Agreement (Exhibit 10.5 to 1999 10-KSB)

*10.4	-	Form of Nonqualified Stock Option Agreement (Exhibit 10.6 to 1999 10-KSB)

14.1	-	Code of Ethics

21.1	-	Subsidiaries of the Registrant

31.1	-	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	-	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	-	Financial Statements

(b)	Reports on Form 8-K. No reports on Form 8-K were required to be filed for the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

The Board of Directors of Heartland Bancshares, upon the recommendation of the Audit Committee, has approved the selection of Osburn, Henning and Company as independent public accountants to audit the books of Heartland Bancshares for the current year, to report on the consolidated balance sheets and related statements of income, changes in shareholders’ equity and cash flows of Heartland Bancshares and to perform such other appropriate accounting services as may be required by Heartland Bancshares.

Audit Fees. The aggregate fees billed for professional services rendered by Osburn, Henning and Company for the audit of Heartland Bancshares’ annual financial statements, and for review of financial statements included in Heartland Bancshares’ Forms 10-QSB for 2003 were $33,225.

The aggregate fees billed for professional services rendered by Osburn, Henning and Company for the audit of Heartland Bancshares’ annual financial statements, and for review of financial statements included in Heartland Bancshares’ Forms 10-QSB for 2002 were $26,120.

Audit-Related Fees. Additional audit-related fees, beyond those reported under “Audit Fees” above, for audit-related services billed to Heartland Bancshares by Osburn, Henning and Company during 2002 and 2003 were $660 and $710, respectively.

Tax Fees. The aggregate fees billed for professional services rendered by Osburn, Henning and Company for tax compliance in 2003 were $2,500.

The aggregate fees billed for professional services rendered by Osburn, Henning and Company for tax compliance in 2002 were $2,500.

All Other Fees. No other fees were billed by Osburn, Henning and Company, other than services reported above, for either 2002 or 2003.

All services described above were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Dated: March 24, 2004	By:	/s/ James C. Clinard
James C. Clinard
President and Chief Executive Officer
(principal executive officer)

Dated: March 24, 2004	By:	/s/ Martha J. Kelley
Martha J. Kelley
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James C. Clinard James C. Clinard	President, Chief Executive Officer and Director	March 24, 2004

/s/ James B. Belflower James B. Belflower	Director	March 24, 2004

/s/ Hosmer L. Compton Hosmer L. Compton	Director	March 24, 2004

/s/ Roger D. Gurganus Roger D. Gurganus	Director	March 24, 2004

/s/ William R. Handley William R. Handley	Director	March 24, 2004

Director
Bert J. Harris, III

/s/ Issac G. Nagib Issac G. Nagib	Director	March 24, 2004

Director
Robert P. Palmer

Director
S. Allen Skipper

Director
Edward L. Smoak

Director
Malcolm C. Watters, Jr.

/s/ Lawrence B. Wells Lawrence B. Wells	Director	March 24, 2004

Director
Stanley H. Wells

EXHIBIT INDEX

Exhibit No.	Description
14.1	Code of Ethics

21.1	Subsidiaries of Registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements