Form 10QSB
period 2004-03-31
HEARTLAND BANCSHARES INC/FL
filed 2004-05-14
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
March 31, 2004	333-67107

HEARTLAND BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0854929
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

320 U.S. Highway 27 North, Sebring, Florida 33870

(Address of principal executive offices)

Issuer’s telephone number: (863) 386-1300

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 3, 2004, there were 663,560 shares of the issuer’s common stock, $0.10 par value, issued and outstanding.

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$3,663,041	$5,048,023
Federal funds sold	16,538,319	6,720,604

Total cash and cash equivalents	20,201,360	11,768,627
Securities Available for Sale	6,937,995	7,796,709
Securities Held to Maturity	9,993,493	8,002,437
Other securities	512,200	441,900
Loans:
Commercial, financial and agricultural	20,695,533	20,990,891
Real estate – mortgage	44,750,960	41,305,918
Installment and consumer loans	20,045,900	19,528,144

Total loans	85,492,393	81,824,953
Less: Allowance for loan losses	(808,736)	(779,222)

Net loans	84,683,657	81,045,731
Property and equipment	2,707,328	2,745,568
Other assets	1,026,183	962,327

TOTAL ASSETS	$126,062,216	$112,763,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$28,652,121	$21,679,621
Savings, NOW, and money market	55,321,794	51,709,094
Time deposits under $100,000	20,700,293	18,537,522
Time deposits over $100,000	10,640,321	10,792,541

Total deposits	115,314,529	102,718,778
Securities sold under repurchase agreements	1,830,172	1,493,033
Long-term debt	1,225,000	725,000
Other liabilities	333,994	790,296

Total liabilities	118,703,695	105,727,107
Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 663,560 and 657,030 shares issued and outstanding	66,356	65,703
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,589,639	6,486,652
Retained earnings (deficit)	704,688	494,108
Accumulated other comprehensive income	(2,162)	(10,271)

Total shareholders’ equity	7,358,521	7,036,192

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,062,216	$112,763,299

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Interest and fees on loans	$1,288,238	$1,049,964
Interest on federal funds sold	23,942	31,305
Interest on securities	105,053	117,170

Total interest income	1,417,233	1,198,439

Interest expense
Interest on deposits	268,421	282,820
Interest on borrowings	8,816	3,286

Total interest expense	277,237	286,106

Net interest income	1,139,996	912,333
Provision for loan losses	29,514	47,559

Net interest income after provision for loan losses	1,110,482	864,774

Noninterest income
Service charges and fees	92,377	83,812
Gain on securities sales/calls	—	—
Other income	76,510	26,269

Total noninterest income	168,887	110,081

Noninterest expense
Salaries and employee benefits	470,049	377,728
Occupancy expenses	54,319	49,304
Furniture and equipment expenses	69,311	55,055
Other operating expenses	354,330	210,539

Total noninterest expense	948,009	692,626

Income before income taxes	331,360	282,229
Income taxes	$120,780	$108,450

Net Income	$210,580	$173,779

Net Income Per Share:
Basic	$0.32	$0.27

Fully diluted	$0.31	$0.26

Weighted Average Shares Outstanding:
Basic	658,255	652,030

Fully diluted	685,525	671,063

HEARTLAND BANCSHARES, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2004 and 2003

(unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, December 31, 2001	$65,203	$6,437,152	$(255,897)	$140,655	$6,387,113

Comprehensive Income:
Net income for the three months ended March 31, 2003			173,778		173,778

Other comprehensive income:
Change in unrealized gain on securities available for sale				(34,705)	(34,705)

Total comprehensive income (loss)					139,073

BALANCE, March 31, 2003	$65,203	$6,437,152	$(82,119)	$105,950	$6,526,186

BALANCE, December 31, 2003	$65,703	$6,486,652	$494,108	$(10,271)	$7,036,192

Additional stock issued	653	102,987			103,640

Comprehensive Income:
Net income for the three months ended March 31, 2004			210,580		210,580

Other comprehensive income:
Change in unrealized gain on securities available for sale				8,109	8,109

Total comprehensive income					218,689

BALANCE, March 31, 2003	$66,356	$6,589,639	$704,688	$(2,162)	$7,358,521

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$210,580	$173,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(4,693)	15,060
Provision for loan losses	29,514	47,559
Depreciation and amortization	66,185	54,783
Gain on called securities	—	—
Net accretion/amortization on securities available for sale	39,372	56,958
Change in balances of:
Other assets	(59,394)	69,427
Other liabilities	(460,993)	(76,163)

Net cash provided by (used in) operating activities	(179,429)	341,403

Investing Activities
Net funding of loans	(3,667,440)	(5,148,282)
Purchase of securities available for sale	(2,064,300)	(5,179,697)
Principal collections, maturities and calls on securities available for sale	835,316	3,127,697
Acquisition of property and equipment	(27,944)	(156,651)

Net cash used in investing activities	(4,924,368)	(7,356,933)

Financing Activities
Net increase in deposits	12,595,751	13,743,859
Proceeds from sale of stock	103,640	—
Other borrowings	837,139	(488,743)

Net cash provided by financing activities	13,536,530	13,255,116

Net increase in cash and cash equivalents	8,432,733	6,239,586
Cash and cash equivalents:
Beginning of year	11,768,627	12,988,255

End of quarter	$20,201,360	$19,227,841

SUPPLEMENTAL DISCLOSURE
Interest paid	$268,730	$286,106

Income taxes paid	$4,000	$2,500

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2004

NOTE 1 – ORGANIZATION

Heartland Bancshares, Inc. is a Florida corporation with headquarters in Sebring, Florida. The company was formed in August 1998 to organize and own 100% of the capital stock of Heartland National Bank. Heartland National Bank is a nationally chartered full service institution with an office in Sebring, Florida, an office in Lake Placid, Florida, and an office in Avon Park, Florida. Heartland National Bank opened for business on September 7, 1999.

The accompanying consolidated financial statements include the accounts of Heartland Bancshares, Inc. and Heartland National Bank. All significant inter-company accounts and balances have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the company’s financial results have been made. Operating results for the three months ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares outstanding during the respective periods. Fully diluted earnings per share have been computed using the weighted average number of shares used for basic earnings per share, adjusted for the dilutive effect of stock options outstanding, assuming use of the treasury stock method. These amounts are as follows:

	Three Months Ending March 31, 2004	Three Months Ending March 31, 2003
Weighted average shares outstanding	658,255	652,030
Dilutive shares from effect of outstanding options	27,270	19,033

Shares used for fully diluted computations	685,525	671,063

NOTE 4 - PRO FORMA EFFECT OF STOCK OPTIONS

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been estimated by use of the Black - Scholes option pricing model, assuming no volatility, no dividends and average lives and exercise probability by option class. At March 31, 2004, there were options outstanding for 77,500 shares of common stock, compared to 82,500 as of March 31, 2003. No options were granted, exercised or forfeited during the three months ended March 31, 2004 or 2003.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2004

(continued)

Had the effect of these options been recorded by Heartland Bancshares, compensation and net income on a consolidated basis would have been as follows:

	Three Months Ended March 31,
	2004	2003
Compensation, as reported	$470,049	$377,728
Pro forma effect of options	1,438	16,330

Pro forma compensation	$471,487	$394,058

Net income, as reported	$210,580	$173,779
Pro forma effect of options	(1,438)	(13,235)

Pro forma net income	$209,142	$160,544

Basic earnings per share, as reported	$0.32	$0.27
Pro forma effect of options	(0.00)	(0.02)

Pro forma basic earnings per share	$0.32	$0.25

Fully diluted earnings per share, as reported	$0.31	$0.26
Pro forma effect of options	(0.00)	(0.02)

Pro forma fully diluted earnings per share	$0.31	$0.24

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heartland Bancshares was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association then in organization. Heartland National Bank opened for business in September 1999, and presently operates an office in Sebring, Florida, an office in Lake Placid, Florida, and an office in Avon Park, Florida. Heartland National Bank is a full service commercial bank, without trust powers. Heartland Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Heartland National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

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

At March 31, 2004, management had identified no non-performing assets. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $115.3 million at March 31, 2004. Below are the pertinent liquidity balances and ratios at March 31, 2004 and December 31, 2003.

	At March 31, 2004	At December 31, 2003
Cash and cash equivalents	$20,201,360	$11,768,627
Securities available for sale	$6,937,995	$7,796,709
CDs over $100,000 to total deposits ratio	9.2%	10.5%
Loan to deposit ratio	74.1%	79.7%

Cash and cash equivalents are the primary source of liquidity. At March 31, 2004, cash and cash equivalents amounted to $20.2 million, representing 16.0% of total assets, as compared to $19.2 million, or 18.5% of total assets, at March 31, 2003. Securities available for sale provide a secondary source of liquidity. Management believes it is likely that a substantial amount of U. S. Government Agency securities will be called prior to their contractual maturity dates, thus providing additional sources of liquidity.

At March 31, 2004, large denomination certificates accounted for 9.2% of total deposits as compared to 10.5% at December 31, 2003. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be rate sensitive.

Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Heartland Bancshares’ liquidity increasing or decreasing in any material way in the foreseeable future.

Off-Balance Sheet Arrangements

The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Bank’s involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments.

Commitments to extend credit amounted to approximately $23.5 million at March 31, 2004. These represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements.

Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. At March 31, 2004, the Bank has outstanding stand-by letters of credit with face amounts of approximately $146,000.

The company expects no significant losses to be realized in the performance of its obligations under any of the above instruments.

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

The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003	Minimum regulatory requirement
Heartland National Bank
Tier 1 risk-based capital ratio	9.3%	9.1%	4.0%
Total risk-based capital ratio	10.2%	10.1%	8.0%
Leverage ratio	7.1%	7.1%	4.0%

Heartland Bancshares – Consolidated
Tier 1 risk-based capital ratio	8.2%	8.4%	4.0%
Total risk-based capital ratio	9.1%	9.3%	8.0%
Leverage ratio	6.2%	6.5%	4.0%

Results of Operations

Heartland Bancshares had net income of $210,580 in the first quarter of 2004, compared to $173,779 in the first quarter of 2003. The following is a brief discussion of the more significant components of net income:

(a)	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003.

	Three Months Ended March 31,
Interest Earning Assets/Interest Bearing Liabilities	Average Balance		Interest Income/ Cost		Yield/ Cost
	2004	2003	2004	2003	2004	2003
	(dollars in thousands)
Federal funds sold	$10,800	$10,972	$24	$31	0.89%	1.16%
Securities	16,766	14,599	105	117	2.51%	3.25%
Loans	83,257	62,500	1,288	1,050	6.19%	6.81%

Total	$110,823	$88,071	1,417	1,198	5.11%	5.52%

Deposits	$108,673	$87,745	268	283	0.97%	1.31%
Borrowings	2,166	1,146	9	3	1.66%	1.16%

Total	$110,839	$88,891	277	286	1.00%	1.31%

Net interest income/spread			$1,140	$912	4.11%	4.21%

Net yield on earning assets					4.14%	3.99%

(b)	At December 31, 2003, the allowance for loan losses amounted to $779,222. During the three months ended March 31, 2004, an additional $29,514 was provided to the allowance for loan losses, bringing the balance to $808,736. There were no charge-offs in the first quarter of 2004. As of March 31, 2004, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $168,887, or an annualized 0.57% of average assets, for the three months ended March 31, 2004 as compared to $110,081, or an annualized 0.46% of average assets, for the quarter ended March 31, 2003.

(d)	Non-interest expense for the three months ended March 31, 2004 amounted to $948,009 as compared to $692,626 for the same period in 2003. The components of non-interest expense for the three months ended March 31, 2004 and March 31, 2003 are set forth below:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Increase/ Decrease
Salaries and benefits	$470,049	$377,728	$92,321
Occupancy expenses	54,319	49,304	5,015
Equipment expenses	69,311	55,055	14,256
General operating expenses	354,330	210,539	143,791

Total non-interest expense	$948,009	$692,626	$255,383

Increases in operating expenses for the three months ended March 31, 2004 as compared to March 31, 2003 can be mostly attributed to the addition of personnel related to an increase in the volume of business and the costs associated with a data processing conversion.

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

Item 3.    Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, the Heartland Bancshares’ principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Heartland Bancshares’ internal control over financial reporting during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the company’s internal control over financial reporting and the company’s auditors were so advised.

Disclosure controls and procedures are Heartland Bancshares’ controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Heartland Bancshares in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Part II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Report or incorporated herein by reference:

Exhibit No.		Description

3.1	-	Amended and Restated Articles of Incorporation of Heartland Bancshares (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Heartland Bancshares filed with the SEC on November 12, 1998 (the “Form SB-2”).

3.2	-	Amended and Restated Bylaws of Heartland Bancshares (incorporated by reference to Exhibit 3.2 to the Form SB-2).

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Date: May 12, 2004	By:	/s/ James C. Clinard
James C. Clinard, President and Chief Executive Officer (principal executive officer)

Date: May 12, 2004	By:	/s/ Martha J. Kelley
Martha J. Kelley, Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Name
31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002