Form 10QSB
period 2004-06-30
HEARTLAND BANCSHARES INC/FL
filed 2004-08-16
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value	663,560
Class	Shares outstanding as of July 13, 2004

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Cash and due from banks	$4,197,181	$5,048,023
Federal funds sold	11,801,829	6,720,604

Total cash and cash equivalents	15,999,010	11,768,627
Securities Available for Sale	5,129,432	7,796,709
Securities Held to Maturity	19,859,806	8,002,437
Other securities	512,200	441,900
Loans:
Commercial, financial and agricultural	20,434,824	20,990,891
Real estate—mortgage	48,915,610	41,305,918
Installment and consumer loans	21,139,107	19,528,144

Total loans	90,489,541	81,824,953
Less: Allowance for loan losses	(847,254)	(779,222)

Net loans	89,642,287	81,045,731
Property and equipment	2,655,512	2,745,568
Other assets	1,088,758	962,327

TOTAL ASSETS	$134,887,005	$112,763,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing demand	$30,179,973	$21,679,621
Savings, NOW, and money market	60,488,557	51,709,094
Time deposits under $100,000	21,594,394	18,537,522
Time deposits over $100,000	10,549,429	10,792,541

Total deposits	122,812,353	102,718,778
Securities sold under repurchase agreements	2,594,838	1,493,033
Long-term debt	1,600,000	725,000
Other liabilities	297,005	790,296

Total liabilities	127,304,196	105,727,107

Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 663,560 and 657,030 shares issued and outstanding	66,356	65,703
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,589,639	6,486,652
Retained earnings	950,473	494,108
Accumulated other comprehensive income (loss)	(23,659)	(10,271)

Total shareholders’ equity	7,582,809	7,036,192

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$134,887,005	$112,763,299

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2004	2003
Interest income
Interest and fees on loans	$1,367,531	$1,104,691
Interest on federal funds sold	36,379	40,577
Interest on securities	121,245	116,030

Total interest income	1,525,155	1,261,298
Interest expense
Interest on deposits	284,053	284,866
Interest on borrowings	9,258	3,837

Total interest expense	293,311	288,703

Net interest income	1,231,844	972,595
Provision for loan losses	41,546	17,721

Net interest income after provision for loan losses	1,190,298	954,874
Noninterest income
Service charges and fees	77,848	76,525
Gain/loss on securities sales/calls	(75)	—
Other income	122,636	31,595

Total noninterest income	200,409	108,120
Noninterest expense
Salaries and employee benefits	472,895	379,723
Occupancy expenses	65,903	58,198
Furniture and equipment expenses	50,650	60,549
Other operating expenses	384,451	260,502

Total noninterest expense	973,899	758,972

Income before income taxes	416,808	304,022
Income taxes	$171,023	$126,181

Net Income	$245,785	$177,841

Net Income Per Share:
Basic	$0.37	$0.27

Fully diluted	$0.36	$0.26

Weighted Average Shares Outstanding:
Basic	663,560	652,030

Fully diluted	690,830	671,069

HEARTLAND BANCSHARES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Six Months Ended June 30,
	2004	2003
Interest income
Interest and fees on loans	$2,655,769	$2,154,655
Interest on federal funds sold	60,321	71,882
Interest on securities	226,298	233,200

Total interest income	2,942,388	2,459,737
Interest expense
Interest on deposits	552,474	567,685
Interest on borrowings	18,074	7,123

Total interest expense	570,548	574,808

Net interest income	2,371,840	1,884,929
Provision for loan losses	71,060	65,280

Net interest income after provision for loan losses	2,300,780	1,819,649
Noninterest income
Service charges and fees	170,225	160,337
Gain (loss) on securities sales/calls	(75)	(9,801)
Other income	199,146	67,664

Total noninterest income	369,296	218,200
	.
NON INTEREST EXPENSE
Salaries and employee benefits	942,944	757,451
Occupancy expenses	120,222	107,502
Furniture and equipment expenses	119,961	107,110
Other operating expenses	738,781	479,535

Total noninterest expense	1,921,908	1,451,598

Income before income taxes	748,168	586,251
Income taxes	$291,803	$234,631

Net Income	$456,365	$351,620

Net Income Per Share:
Basic	$0.69	$0.54

Fully diluted	$0.66	$0.52

Weighted Average Shares Outstanding:
Basic	660,876	652,030

Fully diluted	688,146	671,069

HEARTLAND BANCSHARES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
	Common	Additional	Retained	Other	Total
	Stock Par	Paid-in	Earnings	Comprehensive	Shareholders’
	Value	Capital	(Deficit)	Income (Loss)	Equity
BALANCE, December 31, 2002	$65,203	$6,437,152	$(255,897)	$140,655	$6,387,113

Comprehensive Income:
Net income for the six months ended June 30, 2003			351,620		351,620
Other comprehensive income:
Change in unrealized gain on securities available for sale				(66,144)	(66,144)

Total comprehensive income					285,476

BALANCE, June 30, 2003	$65,203	$6,437,152	$95,723	$74,511	$6,672,589

BALANCE, December 31, 2003	$65,703	$6,486,652	$494,108	$(10,271)	$7,036,192

Additional stock issued	653	102,987			103,640
Comprehensive Income:
Net income for the six months ended June 30, 2004			456,365		456,365
Other comprehensive income:
Change in unrealized loss on securities available for sale				(13,388)	(13,388)

Total comprehensive income					442,977

BALANCE, June, 2004	$66,356	$6,589,639	$950,473	$(23,659)	$7,582,809

HEARTLAND BANCSHARES, INC

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income	$456,365	$351,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(23,999)	234,631
Provision for loan losses	71,060	65,280
Depreciation and amortization	135,512	119,607
Gain/Loss on called securities	(75)	9,801
Net accretion/amortization on securities available for sale	84,648	(122,749)
Change in balances of:
Other assets	(73,597)	84,089
Other liabilities	(517,290)	46,174

Net cash provided by operating activities	132,624	788,453

Investing Activities
Net funding of loans	(8,664,588)	(8,094,540)
Purchase of securities available for sale	—	(11,200,543)
Purchase of securities held to maturity	(14,932,511)
Principal collections, maturities and calls on securities available for sale	5,566,294	7,684,531
Acquisition of property and equipment	(45,456)	(120,269)

Net cash used in investing activities	(18,076,261)	(11,730,821)

Financing Activities
Net increase in deposits	20,093,575	13,944,943
Proceeds from sale of stock	103,640	—
Other borrowings	1,976,805	371,369

Net cash provided by financing activities	22,174,020	14,316,312

Net increase in cash and cash equivalents	4,230,383	3,373,944

Cash and cash equivalents:
Beginning of year	11,768,627	12,988,255

End of quarter	$15,999,010	$16,352,089

SUPPLEMENTAL DISCLOSURE

Interest paid	$571,400	$286,106

Income taxes paid	$803,000	$2,500

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Six Months Ended June 30, 2004

NOTE 1 – ORGANIZATION

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the Company’s financial results have been made. Operating results for the six months and quarter ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares issued and outstanding during the respective periods. Fully diluted earnings per share have been computed using the weighted average number of shares used for basic earnings per share, adjusted for the dilutive effect of stock options outstanding, assuming use of the treasury stock method. The amounts for the respective six-month and three-month periods are as follows:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding	660,876	652,030	663,560	652,030
Dilutive shares from effect of outstanding options	27,270	19,039	27,270	19,039

Shares used for fully diluted computations	688,146	671,069	690,830	671,069

NOTE 4 - PRO FORMA EFFECT OF STOCK OPTIONS

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been estimated by use of the Black - Scholes option pricing model, assuming no volatility, no dividends and average lives and exercise probability by option class. At June 30, 2004 and 2003, there were options outstanding for 82,500 shares of common stock. Five thousand options were exercised in the second half of 2003 and five thousand options were granted during the six months ended June 30, 2004.

Had the effect of these options been recorded by Heartland Bancshares, compensation and net income on a consolidated basis would have been as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Compensation, as reported	$942,944	$757,451	$472,895	$379,723
Pro forma effect of options	2,875	32,660	1,437	16,330

Pro forma compensation	$945,819	$790,111	$474,422	$413,553

Net income, as reported	$456,365	$351,620	$245,785	$177,841
Pro forma effect of options	(2,875)	(26,454)	(1,437)	(13,227)

Pro forma net income	$453,490	$325,166	$244,348	$164,614

Basic earnings per share, as reported	$0.69	$0.54	$0.37	$0.27
Pro forma effect of options	(0.00)	(0.04)	(0.00)	(0.02)

Pro forma basic earnings per share	$0.69	$0.50	$0.37	$0.25

Fully diluted earnings per share, as reported	$0.66	$0.52	$0.36	$0.26
Pro forma effect of options	(0.00)	(0.04)	(0.00)	(0.02)

Pro forma fully diluted earnings per share	$0.66	$0.48	$0.36	$0.24

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

Management has identified no non-performing assets at June 30, 2004. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Securities Held To Maturity

At June 30, 2004, Heartland National Bank has held-to-maturity securities of $19.9 million. Unrealized losses associated with these securities were $165,000 at June 30, 2004. Based on Heartland National Bank’s ability and intent to hold these investments until maturity, and the relatively small amount of unrealized losses, management considers the potential impact of these unrealized losses to be immaterial.

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $122.8 million at June 30, 2004. Below are the pertinent liquidity balances and ratios at June 30, 2004, December 31, 2003 and June 30, 2003.

	At June 30, 2004	At December 31, 2003	At June 30, 2003
Cash and cash equivalents	$15,999,010	$11,768,627	$16,352,089
Securities available	$5,129,432	$7,796,709	$13,696,030
CDs over $100,000 to total deposits ratio	8.6%	10.5%	11.5%

Loan to deposit ratio	73.7%	79.7%	71.0%

Cash and cash equivalents are the primary source of liquidity. At June 30, 2004, cash and cash equivalents amounted to $16.0 million, representing 11.9% of total assets, as compared to $16.4 million, or 15.6% of total assets, at June 30, 2003. Securities available for sale provide a secondary source of liquidity. Management believes it is likely that a substantial amount of U. S. Government Agency securities will be called prior to their contractual maturity dates, thus providing additional sources of liquidity.

At June 30, 2004, large denomination certificates accounted for 8.6% of total deposits as compared to 11.5% as of June 30, 2003. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

Commitments to extend credit amounted to approximately $20.1 million at June 30, 2004. These represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements.

Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. At June 30, 2004, the Bank has outstanding stand-by letters of credit with face amounts of approximately $565,000.

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

The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003	Minimum Regulatory Requirement
Heartland National Bank
Tier 1 Capital	9.7%	9.1%	8.0%
Total risk-based capital ratio	10.6%	10.1%	4.0%
Leverage ratio	7.0%	7.1%	4.0%

Heartland Bancshares – Consolidated
Tier 1 Capital	8.0%	8.4%	4.0%
Total risk-based capital ratio	8.9%	9.3%	8.0%
Leverage ratio	5.8%	6.5%	4.0%

Results of Operations

Heartland Bancshares had net income of $245,785 in the second quarter of 2004, compared to $177,841 in the second quarter of 2003. For the six months ended June 30, 2004 and 2003, Heartland Bancshares had a net income of $456,365 and $351,620, respectively. The following is a brief discussion of the more significant components of net income:

(a)	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the six months and quarter ended June 30, 2004, as compared to the comparable periods ended June 30, 2003.

	Six Months Ended June 30,
Interest Earning Assets/ Interest Bearing Liabilities	Average Balance		Interest Income/Cost		Yield/ Cost
	2004	2003	2004	2003	2004	2003
			(dollars in thousands)
Federal funds sold	$13,484	$12,642	$60	$72.89%		1.14%
Securities	18,603	15,297	226	233	2.43%	3.05%
Loans	85,918	64,731	2,656	2,155	6.18%	6.66%

Total	$118,005	$92,670	2,942	2,460	4.99%	5.31%

Deposits	$115,098	$91,435	552	568.96%		1.24%
Borrowings	3,156	1,350	18	7	1.14%	1.04%

Total	$118,254	$92,785	570	575.97%		1.24%

Net interest income/spread			$2,372	$1,885	4.02%	4.07%

Net yield on earning assets					4.03%	4.07%

	Three Months Ended June 30,
Interest Earning Assets/ Interest Bearing Liabilities	Average Balance		Interest Income/Cost		Yield/ Cost
	2004	2003	2004	2003	2004	2003
			(dollars in thousands)
Federal funds sold	$15,809	$14,293	$36	$41.91%		1.15%
Securities	19,720	15,987	121	116	2.45%	2.90%
Loans	87,507	66,938	1,368	1,105	6.25%	6.60%

Total	$123,036	$97,218	1,525	1,262	4.97%	5.19%

Deposits	$119,710	$95,063	284	285.95%		1.20%
Borrowings	3,524	1,774	9	4	1.02%	.90%

Total	$123,234	$96,837	293	289	95%	1.19%

Net interest income/spread			$1,272	$973	4.14%	4.00%

Net yield on earning assets					4.14%	4.00%

(b)	At December 31, 2003, the allowance for loan losses amounted to $779,222. During the six months ended June 30, 2004, an additional $71,060 was provided to the allowance for loan losses. Net charge-offs during the first six months of 2004 amounted to $3,028, bringing the balance to $847,254 as compared to $660,944 at June 30, 2003. As of June 30, 2004, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $369,296, or 0.60% of average assets, for the six months ended June 30, 2004 and $200,409, or 0.61% of average assets, for the quarter ended June 30, 2004, as compared to $218,200 and $108,120, respectively, for the six months and the quarter ended June 30 2003. The primary reason for the increase in non-interest income was an increase in fees relating to the sale of real estate loan servicing.

(d)	Non-interest expense for the six months and quarter ended June 30, 2004 amounted to $1,921,908 and $973,899, respectively, as compared to $1,451,598 and $758,972 for the same periods in 2003. The components of non-interest expense for the six months and quarter ended June 30, 2004 and June 30, 2003 are set forth below:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Increase/ Decrease
Salaries and benefits	$942,944	$757,451	$185,493
Occupancy expenses	120,222	107,502	12,720
Equipment expenses	119,961	107,110	12,851
Other operating expenses	738,781	479,535	259,246

Total non-interest expense	$1,921,908	$1,451,598	$470,310

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003	Increase/ Decrease
Salaries and benefits	$472,895	$379,723	$93,172
Occupancy expenses	65,903	58,198	7,705
Equipment expenses	50,650	60,549	(9,899)
Other operating expenses	384,451	260,502	123,949

Total non-interest expense	$973,899	$758,972	$214,927

Increases in non-interest expenses for the six months ended June 30, 2004 as compared to June 30, 2003 can be largely attributed to increases in staffing requirements and expenses connected to a data processing conversion in February 2004.

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

Item 3. Controls and Procedures

Management has developed and implemented disclosure controls and procedures to ensure that information required to be disclosed in the reports that Heartland Bancshares files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management, including the principal executive and financial officers, evaluated the effectiveness of Heartland Bancshares’ disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, Heartland Bancshares’ principal executive and financial officers have concluded that these controls and procedures are operating effectively.

There were no changes in Heartland Bancshares’ internal control over financial reporting during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of Heartland Bancshares was held on April 15, 2004. The following table sets forth the name of each individual elected at the 2004 Annual Meeting and the results of voting with respect to each director:

Director	Class	Votes For	Votes Withheld
Hosmer L. Compton	III	370,052	0
William R. Handley	III	370,052	0
Edward L. Smoak	III	370,052	0
Lawrence B. Wells	III	370,052	0
Stanley H. Wells	III	370,052	0

The term of each of the following directors of Heartland Bancshares continued after the 2004 Annual Meeting: James B. Belflower, James C. Clinard, Roger D. Gurganus, Bert J. Harris III, Issac G. Nagib, Robert P. Palmer and Malcolm C. Watters, Jr. No other matters were submitted to a vote of the shareholders at the 2004 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this Report:

Exhibit No.	Description
31.1 -	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Date: August 12, 2004	By:	/s/ James C. Clinard
James C. Clinard, President and Chief Executive Officer (principal executive officer)

Date: August 12, 2004	By:	/s/ Martha J. Kelley
Martha J. Kelley, Chief Financial Officer (principal financial and accounting officer)