Form 10QSB
period 2004-09-30
HEARTLAND BANCSHARES INC/FL
filed 2004-11-15
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

Commission File Number: 333-67107

HEARTLAND BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0854929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 U.S. Highway 27 North, Sebring, Florida	33870
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (863) 386-1300

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value	663,560
Class	Outstanding as of October 20, 2004

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Cash and due from banks	$4,721,591	$5,048,023
Federal funds sold	4,540,120	6,720,604

Total cash and cash equivalents	9,261,711	11,768,627
Securities Available for Sale	4,149,828	7,796,709
Securities Held to Maturity	19,872,519	8,002,437
Other securities	542,350	441,900
Loans:
Commercial, financial and agricultural	22,703,677	20,990,891
Real estate - mortgage	55,095,894	41,305,918
Installment and consumer loans	22,376,802	19,528,144

Total loans	100,176,373	81,824,953
Less: Allowance for loan losses	(919,404)	(779,222)

Net loans	99,256,969	81,045,731
Property and equipment	2,601,252	2,745,568
Other assets	1,116,061	962,327

TOTAL ASSETS	$136,800,690	$112,763,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing demand	$30,178,157	$21,679,621
Savings, NOW, and money market	63,425,908	51,709,094
Time deposits under $100,000	20,958,150	18,537,522
Time deposits over $100,000	11,918,537	10,792,541

Total deposits	126,480,752	102,718,778
Securities sold under repurchase agreements	356,900	1,493,033
Long-term debt	1,650,000	725,000
Other liabilities	398,135	790,296

Total liabilities	128,885,787	105,727,107

Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 663,560 and 657,030 shares issued and outstanding	66,356	65,703
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,589,639	6,486,652
Retained earnings	1,266,525	494,108
Accumulated other comprehensive loss	(7,617)	(10,271)

Total shareholders’ equity	7,914,903	7,036,192

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$136,800,690	$112,763,299

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2004	2003
Interest income
Interest and fees on loans	$1,490,524	$1,156,188
Interest on federal funds sold	$19,547	$19,666
Interest on securities	$178,520	$107,520

Total interest income	$1,688,591	$1,283,374

Interest expense
Interest on deposits	$299,843	$268,210
Interest on borrowings	$16,222	$3,246

Total interest expense	$316,065	$271,456

Net interest income	$1,372,526	$1,011,918
Provision for loan losses	$86,009	$48,032

Net interest income after provision for loan losses	$1,286,517	$963,886

Noninterest income
Service charges and fees	$82,561	$77,255
Gain/loss on securities sales/calls	$—	$7,028
Other income	$115,263	$104,960

Total noninterest income	$197,824	$189,243

Noninterest expense
Salaries and employee benefits	$476,326	$410,428
Occupancy expenses	$62,112	$54,742
Furniture and equipment expenses	$63,412	$60,900
Other operating expenses	$352,456	$296,339

Total noninterest expense	$954,306	$822,409

Income before income taxes	$530,035	$330,720

Income taxes	$213,984	$124,104

Net Income	$316,051	$206,616

Net Income Per Share:
Basic	$0.48	$0.32

Fully diluted	$0.46	$0.31

Weighted Average Shares Outstanding:
Basic	$663,560	$653,171

Fully diluted	$690,830	$673,264

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Interest income
Interest and fees on loans	$4,146,293	$3,310,843
Interest on federal funds sold	$79,868	$91,548
Interest on securities	$404,818	$340,720

Total interest income	$4,630,979	$3,743,111
Interest expense
Interest on deposits	$852,317	$835,895
Interest on borrowings	$34,296	$10,369

Total interest expense	$886,613	$846,264

Net interest income	$3,744,366	$2,896,847
Provision for loan losses	$157,069	$113,312

Net interest income after provision for loan losses	$3,587,297	$2,783,535

Noninterest income
Service charges and fees	$252,786	$237,592
Gain (loss) on securities sales/calls	$(75)	$(2,772)
Other income	$314,409	$172,623

Total noninterest income	$567,120	$407,443
	.
NON INTEREST EXPENSE
Salaries and employee benefits	$1,419,270	$1,167,879
Occupancy expenses	$182,334	$162,244
Furniture and equipment expenses	$183,373	$168,010
Other operating expenses	$1,091,237	$775,874

Total noninterest expense	$2,876,214	$2,274,007

Income before income taxes	$1,278,204	$916,971

Income taxes	$505,787	$358,735

Net Income	$772,417	$558,236

Net Income Per Share:
Basic	$1.17	$0.86

Fully diluted	$1.12	$0.83

Weighted Average Shares Outstanding:
Basic	$661,793	$652,414

Fully diluted	$689,063	$672,507

HEARTLAND BANCSHARES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, December 31, 2002	$65,203	$6,437,152	$(255,897)	$140,655	$6,387,113
Stock Options Exercised	500	49,500			50,000
Comprehensive Income:
Net income for the nine months ended September 30, 2003			558,236		558,236
Other comprehensive income:
Change in unrealized gain on securities available for sale				(188,266)	(188,266)

Total comprehensive income					369,970

BALANCE, September 30, 2003	$65,703	$6,486,652	$302,339	$(47,611)	$6,807,083

BALANCE, December 31, 2003	$65,703	$6,486,652	$494,108	$(10,271)	$7,036,192
Additional stock issued	653	102,987			103,640
Comprehensive Income:
Net income for the nine months ended September 30, 2004			772,417		772,417
Other comprehensive income:
Change in unrealized loss on securities available for sale				2,654	2,654

Total comprehensive income					775,071

BALANCE, September 30, 2004	$66,356	$6,589,639	$1,266,525	$(7,617)	$7,914,903

HEARTLAND BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income	$772,417	$558,236
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(23,999)	(26,810)
Provision for loan losses	157,069	113,312
Depreciation and amortization	202,238	181,737
Gain/Loss on called securities	75	2,772
Net accretion/amortization on securities available for sale	97,293	181,954
Change in balances of:
Other assets	(161,678)	(457,926)
Other liabilities	(392,161)	(219,932)

Net cash provided by operating activities	651,254	333,343

Investing Activities
Net funding of loans	(18,368,307)	(14,856,018)
Purchase of securities available for sale	—	(14,199,293)
Purchase of securities held to maturity	(14,962,661)
Principal collections, maturities and calls on securities available for sale	6,546,849	11,953,523
Acquisition of property and equipment	(28,532)	(195,456)

Net cash used in investing activities	(26,812,651)	(17,297,244)

Financing Activities
Net increase in deposits	23,761,974	14,944,225
Proceeds from sale of stock	103,640	205,369
Other borrowings	(211,133)	50,000

Net cash provided by financing activities	23,654,481	15,199,594

Net decrease in cash and cash equivalents	(2,506,916)	(1,764,307)

Cash and cash equivalents:
Beginning of year	11,768,627	12,988,255

End of quarter	$9,261,711	$11,223,948

SUPPLEMENTAL DISCLOSURE
Interest paid	$881,814	$843,276

Income taxes paid	$948,000	$5,500

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Nine Months Ended September 30, 2004

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

NOTE 2 – BASIS OF PRESENTATION

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the Company’s financial results have been made. Operating results for the nine months and quarter ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares outstanding during the respective periods. Fully diluted earnings per share have been computed using the weighted average number of shares used for basic earnings per share, adjusted for the dilutive effect of stock options outstanding, assuming use of the treasury stock method. The amounts for the for the respective nine month and three month periods are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding	661,793	652,414	663,560	653,171
Dilutive shares from effect of outstanding options	27,270	20,093	27,270	20,093

Shares used for fully diluted computations	689,063	672,507	690,830	673,264

NOTE 4 - PRO FORMA EFFECT OF STOCK OPTIONS

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been estimated by use of the Black - Scholes option pricing model, assuming no volatility, no dividends and average lives and exercise probability by option class. At September 30, 2004 and September 30, 2003, there were options outstanding for 83,250 and 77,500 shares of common stock, respectively. Options for 5,750 shares of common stock were granted during the nine months ended September 30, 2004. No options were exercised or forfeited during the nine months ended September 30, 2004.

Had the effect of these options been recorded by Heartland Bancshares, compensation and net income on a consolidated basis would have been as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Compensation, as reported	$1,419,270	$1,167,879	$476,326	$410,428
Pro forma effect of options	11,180	48,990	3,726	16,330

Pro forma compensation	$1,430,450	$1,216,869	$480,052	$426,758

Net income, as reported	$772,417	$558,236	$316,051	$206,616
Pro forma effect of options	(11,180)	(39,731)	(3,726)	(13,244)

Pro forma net income	$761,237	$518,505	$312,325	$193,372

Basic earnings per share, as reported	$1.17	$0.86	$0.48	$0.32
Pro forma effect of options	(0.02)	(0.06)	(0.01)	(0.02)

Pro forma basic earnings per share	$1.15	$0.80	$0.47	$0.30

Fully diluted earnings per share, as reported	$1.12	$0.83	$0.46	$0.31
Pro forma effect of options	(0.02)	(0.04)	(0.01)	(0.02)

Pro forma fully diluted earnings per share	$1.10	$0.79	$0.45	$0.29

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

Management has identified no non-performing assets at September 30, 2004. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Securities Held To Maturity

At September 30, 2004, Heartland National Bank had held-to-maturity securities of $19.9 million. Unrealized gains associated with these securities were $37,981 at September 30, 2004.

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. Liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $126.5 million at September 30, 2004. Below are the pertinent liquidity balances and ratios at September 30, 2004, December 31, 2003 and September 30, 2003.

	At September 30, 2004	At December 31, 2003	At September 30, 2003
Cash and cash equivalents	$9,261,711	$11,768,627	$11,223,948
Securities available for sale	$4,149,828	$7,796,709	$9,177,157
CDs over $100,000 to total deposits ratio	9.4%	10.5%	10.7%
Loan to deposit ratio	79.2%	79.7%	77.2%

Cash and cash equivalents are the primary source of liquidity. At September 30, 2004, cash and cash equivalents amounted to $9.3 million, representing 6.8% of total assets, as compared to $11.2 million, or 10.6% of total assets, at September 30, 2003. Securities available for sale provide a secondary source of liquidity. Management believes it is likely that a substantial amount of U. S. Government Agency securities will be called prior to their contractual maturity dates, thus providing additional sources of liquidity.

At September 30, 2004, large denomination certificates accounted for 9.4% of total deposits as compared to 10.7% as of September 30, 2003. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the large denomination CDs were obtained from customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

Commitments to extend credit amounted to approximately $32.1 million at September 30, 2004. These represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements.

Stand-by letters of credit are conditional commitments issued by Heartland National Bank guaranteeing the performance of a customer to a third party. At September 30, 2004, Heartland National Bank had outstanding stand-by letters of credit with face amounts of approximately $465,000.

Heartland National Bank does not expect any significant losses to be realized in the performance of its obligations under any of the above instruments.

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

The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at September 30, 2004, December 31, 2003 and September 30, 2003:

	September 30, 2004	December 31 2003	September 30, 2003	Minimum regulatory requirement

Heartland National Bank
Tier 1 Capital	9.2%	9.1%	8.4%	4.00%
Total risk-based capital ratio	10.1%	10.1%	9.3%	8.00%
Leverage ratio	7.1%	7.1%	6.7%	4.00%
Heartland Bancshares – Consolidated
Tier 1 Capital	7.7%	8.4%	6.5%	4.00%
Total risk-based capital ratio	8.6%	9.3%	9.1%	8.00%
Leverage ratio	5.9%	6.5%	7.2%	4.00%

Results of Operations

Heartland Bancshares had net income of $316,051 in the third quarter of 2004, compared to $206,616 in the third quarter of 2003. For the nine months ended September 30, 2004 and 2003, Heartland Bancshares had net income of $772,417 and $558,236,respectively. The following is a brief discussion of the more significant components of net income:

(a)	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the nine months and quarter ended September 30, 2004, as compared to the comparable periods ended September 30, 2003.

	Nine Months Ended September 30,
Interest Earning Assets/Interest Bearing Liabilities	Average Balance		Interest Income/Cost		Yield/ Cost
	2004	2003	2004	2003	2004	2003
	(dollars in thousands)
Federal funds sold	$10,967	$11,202	$80	$91	0.97%	1.10%
Securities	20,756	16,075	405	341	2.60%	2.83%
Loans	89,145	66,992	4,146	3,331	6.20%	6.59%

Total	$120,868	$94,269	4,631	3,743	5.11%	5.30%

Deposits	$89,443	$74,283	852	836	1.27%	1.50%
Borrowings	2,757	1,146	34	10	1.64%	1.16%

Total	$92,200	$75,429	886	846	1.28%	1.50%

Net interest income/spread			$3,745	$2,897	3.83%	3.80%

Net yield on earning assets					4.13%	4.10%

	Three Months Ended September 30,
Interest Earning Assets/Interest Bearing Liabilities	Average Balance		Interest Income/Cost		Yield/ Cost
	2004	2003	2004	2003	2004	2003
	(dollars in thousands)
Federal funds sold	$5,989	$8,370	$20	$19	1.34%	.91%
Securities	25,016	17,606	178	108	2.86%	2.45%
Loans	95,383	71,442	1,491	1,156	6.25%	6.47%

Total	$126,388	$97,418	1,689	1,283	5.35%	5.27%

Deposits	$90,316	$77,862	300	268	1.33%	1.38%
Borrowings	2,379	969	16	3	2.69%	1.24%

Total	$92,695	$78,831	$316	271	1.36%	1.38%

Net interest income/spread			$1,373	$1,012	3.99%	3.89%

Net yield on earning assets					4.35%	4.16%

(b)	At December 31, 2003, the allowance for loan losses amounted to $779,222. During the nine months ended September 30, 2004, an additional $157,069 was provided to the allowance for loan losses. Net charge-offs during the first nine months of 2004 amounted to $16,887, bringing the balance to $919,404 as compared to $705,554 at September 30, 2003. As of September 30, 2004, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $567,120, or 0.59% of average assets, for the nine months ended September 30, 2004 and $197,824, or 0.59% of average assets, for the quarter ended September 30, 2004, as compared to $407,443 and $189,242, respectively for the nine months and the quarter ended September 30, 2003. The primary reason for the increase in non-interest income was an increase in fees relating to the sale of real estate loan servicing.

(d)	Non-interest expense for the nine months and quarter ended September 30, 2004 amounted to $2,876,214 and $954,306, respectively, as compared to $2,274,007 and $822,408 for the same period in 2003. The components of non-interest expense for the nine months and quarter ended September 30, 2004 and September 30, 2003 are set forth below

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Increase/ Decrease
Salaries and benefits	$1,419,270	$1,167,879	$251,391
Occupancy expenses	182,334	162,244	20,090
Equipment expenses	183,373	168,010	15,363
Other operating expenses	1,091,237	775,874	315,363

Total non-interest expense	$2,876,214	$2,274,007	$602,207

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Increase/ Decrease
Salaries and benefits	$476,326	$410,428	$65,898
Occupancy expenses	62,112	54,742	7,370
Equipment expenses	63,412	60,900	2,512
Other operating expenses	352,456	296,339	56,117

Total non-interest expense	$954,306	$822,409	$131,897

Increases in non-interest expenses for the nine months ended September 30, 2004 as compared to September 30, 2003 can be largely attributed to increases in staffing requirements and expenses related to a data processing conversion in February 2004.

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

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, Heartland Bancshares’ principal executive and financial officers have concluded that these controls and procedures are operating effectively. There were no significant changes in the Heartland Bancshares’ internal control over financial reporting during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

HEARTLAND BANCSHARES, INC.

Date: November 12, 2004	By:	/s/ James C. Clinard
James C. Clinard, President and Chief Executive Officer (principal executive officer)

Date: November 12, 2004	By:	/s/ Martha J. Kelley
Martha J. Kelley, Chief Financial Officer
(principal financial and accounting officer)