Form 10KSB
period 2004-12-31
HEARTLAND BANCSHARES INC/FL
filed 2005-03-31
CIK 1073182

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Revenue for the fiscal year ended December 31, 2004: $7,285,147.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (540,047 shares) on December 31, 2004, was $8,640,752. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on the recent sale of the common stock on March 18, 2004. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant’s common stock, as of March 18, 2005: 663,877 shares of $.10 par value common stock.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Heartland Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Heartland Bancshares’ financial performance and could cause actual results for fiscal 2005 and beyond to differ materially from those expressed or implied in such forward-looking statements. Heartland Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1. Description of Business

General

     Heartland Bancshares was incorporated in Florida in August 1998 to serve as a holding company for Heartland National Bank, a national banking association. Heartland National Bank opened for business in September 1999, and presently operates three banking offices in Highlands County, Florida. Heartland National Bank is a full service commercial bank, without trust powers. Heartland National Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Heartland National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

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

Loan Portfolio

     Heartland National Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2004, Heartland National Bank had a legal lending limit for loans of up to $1,755,719 to any one person.

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

Real Estate Loans

     Heartland National Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans. These loans are made consistent with Heartland National Bank’s appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Management believes these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to Heartland Bank. Heartland National Bank also sells residential real estate loans to National City Mortgage Company and Countrywide Home Loans for which it receives a fee.

Asset/Liability Management

     Heartland National Bank’s objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Heartland National Bank has an Asset/Liability Management Committee consisting of two outside directors and four officers of the Bank. This committee is responsible for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds, while adhering to prudent banking practices. Management’s overall philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of Heartland National Bank seeks to invest the largest portion of Heartland National Bank’s assets in commercial, consumer and real estate loans.

     Heartland National Bank’s asset/liability mix is monitored on a daily basis, with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities prepared and presented to the Asset/Liability Management Committee of Heartland National Bank’s Board of Directors. This policy’s objective is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on Heartland National Bank’s earnings.

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

     Competition in Highlands County is intense. The Highlands County market consists of eleven commercial banks with a total of 33 branches. The five regional holding company banks operating in Highlands County possess over 61% of the market share in the county. One locally owned independent bank also operates in Highlands County, and four other independent banks each have at least one branch office in the county.

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

     Heartland National Bank also competes with financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been entering the traditional banking markets. Due to the continuing growth of Highlands County, it is anticipated that competition will continue from existing and additional new entrants to the market.

Correspondent Banking

     Correspondent banking involves the providing of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. Heartland National Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by applicable banking regulations.

     Heartland National Bank sometimes sells loan participations to correspondent banks with respect to loans which exceed Heartland National Bank’s lending limit. At December 31, 2004 Heartland National Bank had twenty-one outstanding participations.

Data Processing

     Heartland National Bank entered into a data processing servicing agreement with Jack Henry & Associates in February 2004, pursuant to which Heartland National Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. This agreement involved a conversion from the previous data servicing processor and necessitated the upgrading of equipment and additional training for all employees. Investment portfolio accounting is provided by Sterne, Agee & Leach, Inc., and payroll processing is provided by ADP.

Employees

     As of December 31, 2004, Heartland National Bank employed 42 persons, including nine officers and seven persons on a part-time basis. Heartland National Bank plans to add additional persons as needed, including additional tellers and financial service representatives. All employees of Heartland Bancshares are also employed by Heartland National Bank, and all of the compensation paid to such employees is paid by Heartland National Bank.

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

Heartland Bancshares

     General. As a bank holding company, Heartland Bancshares is subject to the Bank Holding Company Act of 1956, which places Heartland Bancshares under the supervision of the Board of

Governors of the Federal Reserve. Heartland Bancshares must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines Heartland Bancshares and Heartland National Bank.

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

     Transactions with Affiliates. Heartland Bancshares and Heartland National Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

     Tie-In Arrangements. Heartland Bancshares and Heartland National Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Heartland Bancshares nor Heartland National Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of Heartland Bancshares or Heartland National Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

     State Law Restrictions. Heartland Bancshares is also regulated by the Florida Office of Financial Regulation under the Florida Banking Code, which requires every bank holding company to obtain the prior approval of the Florida Office of Financial Regulation before acquiring more than 5% of the voting shares of any Florida bank or all or substantially all of the assets of a Florida bank, or before merging or consolidating with any Florida bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Florida bank or Florida bank holding company unless the Florida bank or all Florida bank subsidiaries of the bank holding company to be acquired have been in existence and continuously operating, on the date of the acquisition, for a period of three years or more. However, approval of the Florida Office of Financial Regulation is not required if the bank to be acquired, or all bank subsidiaries of the Florida bank holding company to be acquired, are national banks.

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

Heartland National Bank

     General. Heartland National Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to Heartland National Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing Heartland National Bank generally have been promulgated to protect depositors and not to protect shareholders of Heartland Bancshares or Heartland National Bank.

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

     Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that Heartland National Bank meets all such standards.

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

     Deposit Insurance. The deposits of Heartland National Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

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

Item 2. Description of Property

     Heartland National Bank presently operates three banking offices, located at 320 U.S. Highway 27 North, Sebring, Florida, 600 U.S. Highway 27 North, Lake Placid, Florida, and 930 U.S. Highway 27 South, Avon Park, Florida. The Sebring and Lake Placid offices consist of a 6,700 and 5,000 square foot office facility, respectively, containing a vault, four offices, five teller stations, four drive-in windows, a boardroom conference facility, a loan operations area, and a drive-up ATM. The Avon Park office consists of a 3,384 square foot facility containing a vault, two offices, five teller stations, a walk-up ATM and two drive-in windows. A lease has been signed to open a new office to be located at 6011 U. S. Highway 27 North, Sebring, Florida. This office is scheduled to open on April 11, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the quarter ended December 31, 2004 to a vote of security holders of Heartland Bancshares.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters

Market Information

     There is no established public trading market for Heartland Bancshares’ common stock.. There was one sale known to management in 2004 of 6,250 shares at $16.00 per share.

Holders of Common Stock

     As of February 14, 2005, there were 442 holders of record of Heartland Bancshares’ common stock.

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

Share Repurchases

     Heartland Bancshares, Inc. did not repurchase any shares in 2004.

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

     During 2004, total assets of Heartland Bancshares grew from $112.8 million to $147.9 million. Net income for 2004 was $1,232,135, or $1.86 per share, as compared to $750,006, or $1.15 per share for 2003.

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

	Year Ended December 31, 2004			Year Ended December 31, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/
	Balance	Expense	Rate	Balance	Expense	Yield/Rate
	(dollar amounts in thousands)
ASSETS
Earning assets:
Loans, net of deferred loan fees(1)	$93,748	$5,823	6.21%	$69,995	$4,498	6.43%
Investment securities(2)	21,462	574	2.67%	16,196	454	2.80%
Federal funds sold	9,517	104	1.09%	9,924	105	1.06%

Total earning assets	124,727	6,501	5.21%	96,115	5,057	5.26%

Cash and due from banks	4,931			4,057
Premises and equipment, net	2,667			2,810
Other assets	1,076			898
Allowance for loan losses	(865)			(670)

Total assets	$132,536			$103,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$20,029	$83	0.41%	$14,410	$58	0.40%
Savings deposits	10,651	79	0.74%	6,960	58	0.83%
Money market deposits	29,061	311	1.07%	24,450	265	1.07%
Certificates of deposit of $100,000 or more.	11,637	280	2.41%	10,711	271	2.53%
Other time deposits	20,927	445	2.13%	18,767	440	2.34%

Borrowings	2,618	51	1.95%	1,259	14	1.11%

Total interest-bearing liabilities	94,923	1,249	1.32%	76,557	1,106	1.44%

Noninterest-bearing demand deposits	29,475			19,210

Other liabilities	476			350

Shareholders’ equity	7,662			7,093

Total liabilities and shareholders’ equity	$132,536			$103,210

Net interest income		$5,252			$3951

Net interest spread			3.89%			3.82%

Net interest margin			4.21%			4.11%

(1)	During 2004, all loans were accruing interest.

(2)	The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

     Net yield on earning assets for the years ended December 31, 2004 and 2003 was 5.21% and 5.26%, respectively. During 2004, net interest income increased from $3,951,000 to $5,252,000. This increase is attributed primarily to the significant volume increase in earning assets during 2004.

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

	Year Ended December 31, 2004
	compared with
	Year Ended December 31, 2003
	Increase (decrease) due to:
	Volume	Rate	Total
	(in thousands)
Interest earned on:
Taxable securities	$147	$(27)	$120
Federal funds sold	(4)	3	(1)
Net loans	1,527	(202)	1,325

Total interest income	$1,670	$(226)	$1,444

Interest paid on:
NOW deposits and money market	$85	$(14)	$71
Savings deposits	31	(10)	21
Time deposits	74	(60)	14
Other borrowings	15	22	37

Total interest expense	$205	$(62)	$143

Change in net interest income	$1,465	$(164)	$1,301

	Year Ended December 31, 2003
	compared with
	Year Ended December 31, 2002
	Increase (decrease) due to:
	Volume	Rate	Total
	(in thousands)
Interest earned on:
Taxable securities	$(193)	$(284)	(477)
Federal funds sold	80	(57)	23
Net loans	1,713	(483)	1,230

Total interest income	$1,600	$(824)	$776

Interest paid on:
NOW deposits and money market	$131	$(154)	$(23)
Savings deposits	38	(34)	4
Time deposits	185	(172)	13
Other borrowings	(2)	(1)	(3)

Total interest expense	$352	$(361)	$(9)

Change in net interest income	$1,248	$(463)	$785

Non-Interest Income

     Non-interest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of other real estate owned, and investments available for sale are included in non-interest income.

     Non-interest income for 2004 and 2003 amounted to $785,000 and $595,000, respectively. As a percentage of average assets, non-interest income was .59% in 2004 as compared to .58% in 2003.

     The following table summarizes the major components of non-interest income for 2004 and 2003.

	Year ended December 31,_
	(in thousands)
	2004	2003
Service fees on deposit accounts	$325	$309
Gain on sale of loans	341	206
All other non-interest income	119	80

Total non-interest income	$785	$595

Non-Interest Expense

     Non-interest expense increased from $3,145,000 during 2003 to $3,808,000 in 2004. As a percent of total average assets, non-interest expenses decreased from 3.05% to 2.87%. The primary reasons for the increase in non-interest expense are increased staffing, and expenses involved in a data processing conversion. Below are the components of non-interest expense for 2004 and 2003.

	Year ended December 31,
	(in thousands)
	2004	2003
Salaries and benefits	$1,895	$1,593
Occupancy and equipment expense	492	448
Data and item processing	443	318
Legal and professional	125	106
Advertising and public relations	133	96
Stationery and supplies	116	91
EDP conversion costs	55	25
Other operating expenses	549	468

Total non-interest expense	$3,808	$3,145

Provision for Loan Losses

     During 2004, the allowance for loan losses grew from $779,00 to $1,037,000. During 2004, the allowance for loan losses as a percent of gross loans decreased from 0.95% to 0.93%. Net charge-offs during 2004 amounted to $ 18,000, or 0.02 % of loans, as compared to net charge-offs of $14,000, or 0.02% of loans in 2003. As of December 31, 2004, management considered the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Financial Condition

Loan Portfolio

     The following table presents various categories of loans contained in Heartland National Bank’s loan portfolio at December 31, 2004 and 2003:

	As of December 31,
	(in thousands)
	2004	2003
Type of loan
Commercial	$28,245	$20,991
Consumer	24,293	19,528
Real estate	59,546	41,306

Subtotal	112,084	81,825
Less: allowance for loan losses	(1,037)	(779)

Total (net of allowances)	$111,047	$81,046

     The following is a presentation of an analysis of maturities of loans at December 31, 2004:

	Due in 1	Due after 1 to	Due after
	year or less	5 years	5 years	Total
	(in thousands)
Type of loan
Commercial	$11,235	$14,844	$2,166	$28,245
Consumer	1,142	14,283	8,868	24,293
Real estate	9,035	37,351	13,160	59,546

Total	$21,412	$66,478	$24,194	$112,084

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2004:

	Due in 1	Due after 1 to	Due after
	year or less	5 years	5 years	Total
		(in thousands)
Type of Loan
Predetermined fixed interest rate	$5,980	$50,578	$8,215	$64,773
Floating interest rate	44,430	2,881	0	47,311

Total	$50,410	$53,459	$8,215	$112,084

     As of December 31, 2004, there were no loans in non-accrual, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no other loans were impaired or defined as “troubled debt restructurings.” There were $121,437 of non-accrual loans at December 31, 2003.

     As of December 31, 2004, no loans were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 2004, there were no loans with respect to which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Interest accrual was not discontinued on any loans during 2004.

Summary of Loan Loss Experience

     An analysis of Heartland National Bank’s loan loss experience for fiscal 2004 and 2003 is furnished in the following table, as well as a breakdown of the allowance for possible loan losses:

Analysis of the Allowance for Possible Loan Losses

	Year ended December 31,
	(in thousands)
	2004	2003
Balance at beginning of period	$779	$607
Charge-offs	(18)	(16)
Recoveries	0	2
Additions charged to operations	276	186

Balance at end of period	$1,037	$779

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.02%

     At December 31, 2004 and 2003 the allowance was allocated as follows:

	At December 31,
	2004		2003
		Percent of loans		Percent of loans
		in each category		in each category
	Amount	to total loans	Amount	to total loans
	(dollar amounts in thousands)
Commercial	$315	24%	$147	26%
Consumer	247	17%	186	24%
Real Estate	251	59%	200	50%
Unallocated	224	N/A	246	N/A

Total	$1,037	100%	$779	100%

Loan Loss Reserve

     Real estate mortgage loans constituted 54% of outstanding loans at December 31, 2004. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are generally considered by management to be well secured with a low risk of loss.

     As of December 31, 2004, 24% of outstanding loans were in the category of commercial loans. Although commercial loans are generally considered by management as having greater risk than other categories of loans in Heartland National Bank’s loan portfolio, approximately 78% of the aggregate principal amount of these commercial loans at December 31, 2004 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio reduces the risk of loss inherently present in commercial loans.

     Heartland National Bank’s consumer loan portfolio constituted 22% of outstanding loans at December 31, 2004. At December 31, 2004 the majority of Heartland National Bank’s consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property.

     Unsecured loans accounted for 11% of the commercial and consumer loans outstanding at December 31, 2004. By their nature, unsecured loans pose a higher risk than secured loans.

     A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to evaluate management’s determination of the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-

conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of Heartland National Bank. In addition to the above review, Heartland National Bank’s primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of Heartland National Bank. Information provided from the above two independent sources, together with information provided by the management of Heartland National Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Deposits

     The following table presents, for 2004 and 2003, the average amount of and average rate paid on each of the following deposit categories:

	Year ended December 31,
	2004		2003
	Average	Average	Average	Average
	amount	rate paid	amount	rate paid
	(dollar amounts in thousands)
Deposit Category
Non-interest bearing demand deposits	$29,475	—	$19,210	—
NOW and money market deposits	$49,091	0.8%	$38,860	0.8%
Savings deposits	$10,651	0.7%	$6,960	0.8%
Time deposits	$32,564	2.2%	$29,478	2.4%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2004 and 2003:

	At December 31,
	2004		2003
		Average		Average
	Amount	rate	Amount	rate
	(dollar amounts in thousands)
Time Certificates of Deposit
3 months or less	$4,227	1.61%	$3,294	1.45%
3-6 months	1,646	1.65%	1,176	1.26%
6-12 months	4,177	2.40%	2,122	2.78%
over 12 months	5,829	3.22%	4,201	3.27%

Total	$15,879		$10,793

Investment Portfolio

     As of December 31, 2004, investment securities comprised approximately 15% of Heartland Bancshares’ assets, federal funds sold comprised approximately 4% of Heartland Bancshares’ assets, and net loans comprised approximately 75% of Heartland Bancshares’ assets. Heartland National Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, Heartland National Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from Heartland National Bank to another bank.

     The following table presents the estimated fair value of Heartland National Bank’s investments at December 31, 2004 and 2003. At December 31, 2004, 17% of the securities held were categorized as available for sale, while 83% were categorized as held to maturity. All of the securities categorized as held to maturity as of December 31, 2004 are U. S. Government agencies. All of the securities available for sale as of December 31, 2004 are mortgage-backed securities. Although these securities have lengthy contractual maturity dates, the weighted average expected life of this portfolio is only 1.5 years. The average yields as of December 31, 2004 were 2.96% and 3.90% on the held-to-maturity portfolio and available-for-sale portfolio, respectively.

     Amortized cost and estimated fair value of securities available for sale are as follows:

		December 31, 2004
		(in thousands)
	U. S. Government	Federal Reserve &
	Agencies	FHLB Stock	Total

Amortized cost	$3,376	$471	$3,847
Gross unrealized:
Gains	11	—	11
Losses	(44)	—	(44)

Estimated fair value	$3,343	$471	$3,814

	December 31, 2003
	U. S. Government	Federal Reserve &
	Agencies	FHLB Stock	Total
Amortized cost	$7,835	$442	$8,277
Gross unrealized:
Gains	33	—	33
Losses	(71)	—	(71)

Estimated fair value	$7,797	$442	$8,239

     Amortized cost and estimated fair value of U. S. Government Agency securities held to maturity at December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Amortized cost	$18,901	$8,002
Gross unrealized:
Gains	15	8
Losses	(129)	(20)

Estimated fair value	$18,788	$7,990

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

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. The interest rate sensitivity position at year-end 2004 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

		After	After
		three	six	After
	Within	months	months	one year	After
	three	but within	but within	but within	five
	months	six months	one year	five years	years	Total
	(In thousands)
EARNING ASSETS:
Loans	$41,005	2,932	6,473	$53,459	8,215	$112,084
Debt securities	8	0	999	21,237	0	22,244
Federal funds sold	5,608	0	0	0	0	5,608

Total earning assets	46,621	2,932	7,472	74,696	8,215	139,936
SUPPORTING SOURCES OF FUNDS:
Interest bearing demand deposits and savings	69,893	0	0	0	0	69,893

Certificates, less than $100M	6,150	3,355	4,518	5,286	0	19,309
Certificates, $100M and over	4,227	1,646	4,177	5,829	0	15,879

Total interest bearing liabilities	$80,270	$5,001	$8,695	$11,115	$0	$105,081

Interest rate sensitivity gap	(33,649)	(2,069)	(1,223)	$63,581	$8,215	$34,855

Cumulative gap	(33.649)	(35,718)	(36,941)	$26,640	$34,855
Interest rate sensitivity gap ratio	(58.1%)	(58.7%)	(85.9)	672.0%	100.0%
Cumulative interest rate sensitivity gap ratio	(58.1%)	(58.1%)	(60.7%)	125.4%	133.2%

     As evidenced by the table above, at December 31, 2004 Heartland National Bank is cumulatively asset sensitive. In an increasing interest rate environment, an asset sensitive position (a gap ratio of greater than 1.0%) is generally more advantageous since assets are repriced sooner than liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap of less than 1.0%) is generally more advantageous as liabilities are repriced sooner than assets. With respect to Heartland National Bank, an increase in interest rates generally could result in higher earnings while a decrease in interest rates generally could reduce earnings. This assumes, however, that all other factors affecting income remain constant.

     As Heartland National Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. Heartland National Bank’s Asset/Liability Committee meets on a quarterly basis and develops management’s strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

Liquidity

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Liquidity needs are met either by converting assets to cash, attracting new deposits, or through longer term borrowings. Bank deposits grew to $136 million at December 31, 2004. Below are the pertinent liquidity balances and ratios at December 31, 2004 and 2003.

	At December 31,
	2004	2003
	(dollar amounts in thousands)
Cash and cash equivalents	$10,288	$11,769
Debt securities available for sale	$3,344	$7,797
CDs over $100,000 to total deposits ratio	12%	11%
Loan to deposit ratio	82%	80%
Brokered deposits	$0	$0

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2004 cash and cash equivalents amounted to approximately $10 million, representing 7% of total assets. Securities available for sale provide a secondary source of liquidity. While there are no scheduled maturities in 2004, $10 million in Heartland National Bank’s securities portfolio is subject to being called.

     At December 31, 2004, large denomination certificates of deposits accounted for 12% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the large denomination CDs were obtained from Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally more likely to be interest rate sensitive.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2004, Heartland Bancshares had no brokered deposits in its portfolio.

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for 2004 and 2003 are as follows:

	Year ended December 31,
	2004	2003
Return on average assets	0.94%	0.73%
Return on average equity	16.08%	10.57%
Average equity to average assets ratio	5.78%	6.87%
Dividend payout ratio	0.0%	0.0%

Off-Balance Sheet Arrangements

     In the normal course of our business, Heartland National Bank enters into certain off-balance sheet transactions that are connected with meeting the financing needs of its customers. These off-balance sheet arrangements consist of letters of credit and commitments to extend credit. These arrangements are disclosed in detail in Note 12 to Heartland Bancshares’ consolidated financial statements.

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

     The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios and those required to be maintained for a well-capitalized institution at December 31, 2004:

		Well
		capitalized
	December 31, 2004	requirement
Heartland National Bank
Tier 1 risk-based capital ratio	9.39%	6.0%
Total risk-based capital ratio	10.30%	10.0%
Leverage ratio	7.41%	5.0%

Heartland Bancshares — Consolidated
Tier 1 risk-based capital ratio	7.40%	6.0%
Total risk-based capital ratio	8.30%	10.0%
Leverage ratio	5.80%	5.0%

     The above ratios indicate that at December 31, 2004 Heartland National Bank met the capital requirements for a well-capitalized institution while Heartland Bancshares, Inc. met the capital requirements for an adequately-capitalized institution.

Item 7. Financial Statements

     The following consolidated financial statements are included as Exhibit 13.1 of this Report and incorporated herein by reference:

     Report of Independent Auditors

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Shareholders’ Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

     There has been no occurrence requiring a response to this Item.

Item 8A. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Item 8B. Other Information.

     Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant.

     The directors and executive officers of Heartland Bancshares and Heartland National Bank are as follows:

		Position with	Term	Position with
Name	Age	Heartland Bancshares	Ending	Heartland National Bank
James C. Clinard	51	President,		President,
		Chief Executive Officer	2005	Chief Executive Officer
		and Class I Director		and Director
James B. Belflower	53	Class I Director	2005	Senior Lending Officer
				and Director
Martha J. Kelley	65	Chief Financial Officer		Chief Financial Officer
Bert J. Harris, III	52	Class I Director	2005	Director
Roger D. Gurganus	52	Class I Director	2005	Director
Issac G. Nagib	50	Class II Director	2006	Director
S. Allen Skipper	50	Class II Director	2006	Director
Malcolm C. Watters, Jr	57	Class II Director	2006	Director
Robert P. Palmer	70	Class II Director	2006	Director
William R. Handley	50	Class III Director	2007	Director
Edward L. Smoak	57	Class III Director	2007	Director
Lawrence B. Wells	50	Class III Director	2007	Director
Stanley H. Wells	56	Class III Director	2007	Director
Hosmer L. Compton	60	Class III Director	2007	Director

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

     Malcolm C. Watters, Jr., a graduate of the University of Florida, has been self-employed in the citrus business since 1970.

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

Audit Committee

     Heartland Bancshares’ Audit Committee is currently composed of Messrs., Watters, L. Wells, S. Wells, Gurganus, Nagib, Skipper and Compton. The Board of Directors has determined that the Audit Committee does not have an “audit committee financial expert” as that term is defined by applicable SEC rules. However, the Board believes that the current members of the Audit Committee, as a whole based on their experiences and backgrounds, are qualified to effectively carry out the duties and responsibilities of the Audit Committee. Each Audit Committee member has significant experience in accounting and audit functions, internal controls and budget preparation. All Audit Committee members serve or have served as president, chief executive officer, or in a similar role with significant financial oversight responsibilities and have an understanding of generally accepted accounting principles and financial statements. In addition, an outside party with the requisite experience has been contracted to advise the audit committee as needed.

Code of Ethics

     Heartland Bancshares has adopted a Code of Ethics for its Chief Executive Officer and senior financial officers, a copy of which is filed as Exhibit 14.1 to this Report.

Item 10. Executive Compensation.

     The following table provides certain summary information concerning compensation paid or accrued by Heartland Bancshares to or on behalf of Heartland Bancshares’ Chief Executive Officer and Heartland National Bank’s Chief Lending Officer (the “Named Executive Officers”) during 2004, 2003 and 2002. None of the other executive officers of Heartland Bancshares or Heartland National Bank received salary and bonus in excess of $100,000 during 2004.

Summary Compensation Table

				Long Term Compensation
	Annual Compensation				Awards	Payouts
						Securities
				Other	Restricted	Underlying
Name and				Annual	Stock	Options/	LTIP	All Other
Principal Position	Year	Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
James C. Clinard	2004	139,000	16,527	0	0	10,000	0	0
President & CEO	2003	130,000	13,800	0	0	0	0	0
	2002	115,000	13,800	0	0	0	0	0

James B. Belflower	2004	110,000	12,092	0	0	7,500	0	0
Executive Vice	2003	100,000	11,430	0	0	0	0	0
President	2002	95,538	7,830	0	0	0	0	0

     Additional stock options were granted by Heartland Bancshares to the Named Executive Officers in 2004 but none were exercised by either of the Named Executive Officers during 2004. The following stock option grant table shows the options granted in 2004.

Option/SAR Grants in Last Fiscal Year

	Number of	% of Total
	Securities	Options/ SARS
	Underlying	Granted to	Exercise or
	Options/ SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date
James C. Clinard	10,000	43%	$16	11/9/2014
James B. Belflower	7,500	32%	$16	11/9/2014

     The following table provides information regarding the number and value of options held by the Named Executive Officers at December 31, 2004:

Fiscal Year End Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised Options	In-the-Money Options
	at Fiscal Year End	at Fiscal Year End
Name	Exercisable / Unexercisable	Exercisable / Unexercisable(1)
James C. Clinard	22,000 /8,000	$120,000 / $0
James B. Belflower	11,500 /6,000	$60,000 / $0

(1)	Dollar values calculated by determining the difference between the estimated fair market value of Heartland Bancshares’ common stock at December 31, 2004 ($16.00) and the exercise price of such options. Because no organized trading market exists for the common stock of the Bank, the fair market value was computed by reference to recent sales prices of the common stock during 2004.

Employment Agreement with Chief Executive Officer

     On November 9, 2004, Heartland Bancshares entered into employment agreements with James C. Clinard and James B. Belflower pursuant to which Mr. Clinard is employed as President and Chief Executive Officer of Heartland National Bank for a term of three years and Mr. Belflower is employed as Executive Vice President and Senior Lending Officer for a like term. Under the employment agreements, Mr. Clinard receives a salary at an annual rate of $137,500 and Mr. Belflower receives a salary at an annual rate of $110,000, both of which may be increased from time to time in the sole discretion of the Board of Directors of Heartland National. Both Mr. Clinard and Mr. Belflower will also be eligible to receive a bonus to be determined by the Board.

     In the event of a “change of control” of Heartland Bancshares, both Mr. Clinard and Mr. Belflower will be entitled to give written notice to Heartland Bancshares of termination of the employment agreement and to receive a cash payment equal to 200% of the amount of compensation received by him in the year prior to termination. The employment agreement contains a non-compete provision which provides that if Mr. Clinard or Mr. Belflower terminates the employment agreement prior to the expiration of the term of the agreement, for a period of 12 months thereafter he may not, without the prior written consent of Heartland

National Bank, serve as an executive officer of any bank, bank holding company, or other financial institution in any county in which Heartland National Bank operates a branch facility.

     The employment agreement provides that Heartland National Bank may terminate the employment of Mr. Clinard or Mr. Belflower with or without cause, but that in the latter case the executive will receive a severance payment equal to twelve months’ salary plus an amount equal to any bonus paid within the prior twelve months.

     In December 2004, the Board of Directors approved a salary continuation plan for Mr. Clinard and Mr. Belflower to be implemented in January 2005. This plan is funded through bank owned life insurance and provides retirement benefits and/or death benefits for the executives.

Compensation of Directors

     Outside directors of Heartland National Bank receive fees for attending meetings of the Board of Directors or committees of the Board, in amounts as determined from time to time by the Board. In 2004, directors were entitled to receive $304 for each Board and Audit Committee meeting and $160 for all other committee meetings attended.

     On February 20, 2003, the Board of Directors of each of Heartland Bancshares and Heartland National Bank adopted the 2003 Directors’ Compensation Plan, pursuant to which Heartland National Bank directors may elect to receive board fees in cash, in shares of Heartland Bancshares common stock, or in deferred grants of common stock. Directors choosing to receive deferred stock grants may elect to have the stock issued upon (i) the director’s Withdrawal Date (as defined below), (ii) the earlier to occur of the director’s Withdrawal Date or January 1 of the fifth year following the year in which such board fees were earned, or (iii) the earlier to occur of the director’s Withdrawal Date or January 1 of the tenth year following the year in which such board fees were earned. “Withdrawal Date” is the earlier to occur of the date of a change in control of Heartland Bancshares or the date a director ceases to be a member of the Board of Directors of Heartland National Bank for any reason. A total of 30,000 shares have been reserved for issuance under the Plan. Share earned and deferred under this plan as of December 31, 2004 are as follows:

Name of Director	Number of Shares
Roger D. Gurganus	505
William R. Handley	548
Bert J. Harris, III	424
Issac G. Nagib	632
Robert P. Palmer	523
S. Allen Skipper	465
Edward L. Smoak	478
Lawrence B. Wells	628
Stanley H. Wells	597

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 17, 2005 with respect to ownership of the outstanding common stock of Heartland Bancshares by each director of Heartland Bancshares (including the Named Executive Officers) and all executive officers and directors of Heartland Bancshares, as a group. To Heartland Bancshares’ knowledge, no person beneficially owns in excess of 5% of the outstanding shares of Heartland Bancshares’ common stock, except for Mr. Clinard.

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

	Number of Shares		Percent
Name	Beneficially Owned(11)		of Total
James C. Clinard 106 Marbet Drive Lake Placid, FL 33852	45,635	(1)	6.4%
James B. Belflower	23,275	(2)	3.2%
Bert J. Harris, III	17,779	(10)	2.5%
Issac G. Nagib	20,279	(4)	2.8%
S. Allen Skipper	15,693	(3)	2.2%
Malcolm C. Watters, Jr.	16,919	(5)	2.4%
William R. Handley	16,028	(6)	2.2%
Edward L. Smoak	27,778	(7)	3.9%
Lawrence B. Wells	15,729	(8)	2.2%
Roger D. Gurganus	10,779	(9)	1.5%
Robert P. Palmer	3,279		*
Stanley H. Wells	1,029		*
Hosmer L. Compton	6,604	(11)	*
All directors and executive officers, as a group (14 persons)	220,806		31.0%

*	Less than 1%.

(1)	Includes 5,549 shares held jointly with spouse and 30,000 shares subject to presently exercisable options.

(2)	Includes 17,500 shares subject to presently exercisable options.

(3)	Includes 100 shares held jointly with spouse, 5,000 shares subject to presently exercisable options and 10,534 shares owned by his spouse as to which beneficial ownership is disclaimed.

(4)	Includes 15,201 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.

(5)	Includes 11,244 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.

(6)	Includes 237 shares held jointly with spouse, 5,000 shares subject to presently exercisable options, and 5,000 shares held in the individual retirement account of Mr. Handley’s spouse as to which beneficial ownership is disclaimed.

(7)	Includes 25,200 shares held in the Edward L. Smoak Revocable Trust and 5,000 shares subject to presently exercisable options.

(8)	Includes 10,201 shares held jointly with spouse and 5,000 shares subject to presently exercisable options.

(9)	Shares owned jointly with Deborah Vanderbilt and Susan G. Gurganus.

(10)	Includes 201 shares held jointly with spouse, 5,000 shares subject to presently exercisable options and 2,500 shares owned by his spouse as to which beneficial ownership is disclaimed.

(11)	Includes 78 shares owned by his spouse as to which beneficial ownership is disclaimed.

(12)	Excludes shares credited to the account of directors under the 2003 Directors Compensation Plan (discussed above) for shares earned for board and committee meeting attendance which are being accrued for the director (the director does not vote the shares in the interim).

Equity Compensation Plans

     Heartland Bancshares has adopted, and its shareholders have approved, the 1999 Stock Option Plan, Heartland Bancshares’ only equity compensation plan. Information as of December 31, 2004 relating to the Plan appears in the following table.

Number of
securities
	Number of		remaining
	securities to		available for
	be issued		future
	upon	Weighted-average	issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans
Equity compensation plans approved by security holders	100,750	$11.67	24,250

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

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form SB-2, as amended, for Heartland Bancshares filed with the SEC on November 12, 1998 (“SB-2”); (ii) Heartland Bancshares’ Form 10-KSB for the year ended December 31, 1999 (“1999 10-KSB”); and (iii) Heartland Bancshares, Inc. Form 8-K filed on February 10, 2005. Except as otherwise indicated, the exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.		Description of Exhibit

*3.1	-	Amended and Restated Articles of Incorporation of Heartland Bancshares (Exhibit 3.1 to SB-2)

*3.2	-	Amended and Restated Bylaws of Heartland Bancshares (Exhibit 3.2 to SB-2)

*10.1	-	Employment Agreement dated as of November 9, 2004 by and between Heartland Bancshares and James C. Clinard, 2004 (Exhibit 10.1 to Form 8-K)

*10.2	-	1999 Stock Option Plan (Exhibit 10.4 to 1999 10-KSB)

*10.3	-	Form of Incentive Stock Option Agreement (Exhibit 10.5 to 1999 10-KSB)

*10.4	-	Form of Nonqualified Stock Option Agreement (Exhibit 10.6 to 1999 10-KSB)

*10.5		Employment Agreement dated as of November 9, by and between Heartland Bancshares and James B. Belflower (Exhibit 10.2 to Form 8-K)

*10.6		Salary Continuation Plan Agreement dated January 3, 2005 between Heartland Bancshares and James C. Clinard (Exhibit 10.3 to Form 8-K)

Exhibit No.		Description of Exhibit

*10.7		Salary Continuation Plan Agreement dated January 3, 2005 between Heartland Bancshares and James B. Belflower (Exhibit 10.4 to Form 8-K)

13.1		Financial Statements

14.1	-	Code of Ethics

21.1	-	Subsidiaries of the Registrant

31.1	-	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	-	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	-	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	-	Audit Pre-approval Policy

(b)	Reports on Form 8-K. An 8-K report was filed on February 10, 2005 to report the new employment agreements dated as of November 9, 2004 and the salary continuation plan agreements dated January 3, 2005.

Item 14. Principal Accountant Fees and Services

     The Board of Directors of Heartland Bancshares, upon the recommendation of the Audit Committee, based on the Audit Pre-approval Policy (attached as Exhibit 99.1),has approved the selection of Osburn, Henning and Company as independent public accountants to audit the books of Heartland Bancshares for the current year, to report on the consolidated balance sheets and related statements of income, changes in shareholders’ equity and cash flows of Heartland Bancshares and to perform such other appropriate accounting services as may be required by Heartland Bancshares. The following sets forth information on the fees paid by Heartland Bancshares, Inc. to Osburn, Henning and Company during 2004 and 2003.

     Audit Fees. The aggregate fees billed for professional services rendered by Osburn, Henning and Company for the audit of Heartland Bancshares’ annual financial statements, and for review of financial statements included in Heartland Bancshares’ Forms 10-QSB for 2004 were $39,010

     The aggregate fees billed for professional services rendered by Osburn, Henning and Company for the audit of Heartland Bancshares’ annual financial statements, and for review of financial statements included in Heartland Bancshares’ Forms 10-QSB for 2003 were $33,225.

     Audit-Related Fees. Additional audit-related fees, beyond those reported under “Audit Fees” above, for audit-related services billed to Heartland Bancshares by Osburn, Henning and Company during 2003 and 2004 were $710 and $900 respectively.

     Tax Fees. The aggregate fees billed for professional services rendered by Osburn, Henning and Company for tax compliance in 2004 were $2,500.

     The aggregate fees billed for professional services rendered by Osburn, Henning and Company for tax compliance in 2003 were $2,500.

     All Other Fees. No other fees were billed by Osburn, Henning and Company, other than services reported above, for 2003. Other fees of $100 were billed for 2004.

     All services described above were pre-approved by the Audit Committee pursuant to the Pre-Approval Policy.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTLAND BANCSHARES, INC.

Dated: March 23, 2005	By:	/s/ James C. Clinard

James C. Clinard
President and Chief Executive Officer
(principal executive officer)

Dated: March 23, 2005	By:	/s/ Martha J. Kelley

Martha J. Kelley
Chief Financial Officer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James C. Clinard	President, Chief Executive Officer	March 23, 2005
and Director
James C. Clinard

/s/ James B. Belflower
	Director	March 23, 2005
James B. Belflower

/s/ Hosmer L. Compton
	Director	March 23, 2005
Hosmer L. Compton

/s/ Roger D. Gurganus
	Director	March 23, 2005
Roger D. Gurganus

/s/ William R. Handley
	Director	March 23, 2005
William R. Handley

/s/ Bert J. Harris, III
	Director	March 23, 2005
Bert J. Harris, III

/s/ Issac G. Nagib
	Director	March 23, 2005
Issac G. Nagib

/s/ Robert P. Palmer
	Director	March 23, 2005
Robert P. Palmer

/s/ S. Allen Skipper
	Director	March 23, 2005
S. Allen Skipper

/s/ Edward L. Smoak
	Director	March 23, 2005
Edward L. Smoak

/s/ Malcolm C. Watters, Jr.
	Director	March 23, 2005
Malcolm C. Watters, Jr.

/s/ Lawrence B. Wells
	Director	March 23, 2005
Lawrence B. Wells

/s/ Stanley H. Wells
	Director	March 23, 2005
Stanley H. Wells

EXHIBIT INDEX

Exhibit
No.	Description
13.1	Financial Statements

14.1	Code of Ethics

21.1	Subsidiaries of Registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Pre-approval Policy