Form 10QSB
period 2005-03-31
HEARTLAND BANCSHARES INC/FL
filed 2005-05-13
CIK 1073182

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
March 31, 2005	333-67107

HEARTLAND BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0854929
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

320 U.S. Highway 27 North, Sebring, Florida	33870
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (863) 386-1300

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value	664,153

Class Transitional Small Business Disclosure Format:	Outstanding as of April 19, 2005

Yes ☐	No ☑

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Cash and due from banks	$7,221,969	$4,679,972
Federal funds sold	11,500,623	5,608,493

Total cash and cash equivalents	18,722,592	10,288,465
Securities Available for Sale	9,324,882	3,813,800
Securities Held to Maturity	18,912,337	18,900,607
Loans Held for Sale	1,200,120	1,673,505
Loans:
Commercial, financial and agricultural	24,682,525	28,244,523
Real estate - mortgage	65,088,428	57,872,091
Installment and consumer loans	26,518,267	24,293,461

Total loans	116,289,220	110,410,075
Less: Allowance for loan losses	(1,095,253)	(1,036,845)

Net loans	115,193,967	109,373,230
Property and equipment	2,679,923	2,631,264
Other assets	3,115,080	1,241,116

TOTAL ASSETS	$169,148,901	$147,921,987

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing demand	$41,314,347	$30,957,574
Savings, NOW, and money market	76,636,946	69,893,302
Time deposits under $100,000	20,427,647	19,308,974
Time deposits over $100,000	17,033,539	15,878,938

Total deposits	155,412,479	136,038,788
Securities sold under repurchase agreements	902,485	616,154
Long-term debt	—	2,350,000
Subordinated debentures	3,351,000	—
Other liabilities	629,585	541,508

Total liabilities	160,295,549	139,546,450

Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 664,153 and 663,560 shares issued and outstanding	66,415	66,356
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,599,068	6,589,639
Retained earnings	2,234,359	1,726,243
Accumulated other comprehensive income	(46,490)	(6,701)

Total shareholders’ equity	8,853,352	8,375,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,148,901	$147,921,987

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income
Interest and fees on loans	$1,865,284	$1,288,238
Interest on federal funds sold	69,230	23,942
Interest on securities	184,876	105,053

Total interest income	2,119,390	1,417,233

Interest expense
Interest on deposits	398,170	268,421
Interest on borrowings	29,397	8,816

Total interest expense	427,567	277,237

Net interest income	1,691,823	1,139,996
Provision for loan losses	58,734	29,514

Net interest income after provision for loan losses	1,633,089	1,110,482

Noninterest income
Service charges and fees	77,319	92,377
Gain on securities sales/calls	—	—
Gain on sale of loans	105,075	55,801
Other income	66,973	20,709

Total noninterest income	249,367	168,887
	.	.

Noninterest expense
Salaries and employee benefits	503,142	470,049
Occupancy expenses	55,412	54,319
Furniture and equipment expenses	51,699	69,311
Other operating expenses	466,705	354,330

Total noninterest expense	1,076,958	948,009

Income before income taxes	805,498	331,360

Income taxes	$297,382	$120,780

Net Income	$508,116	$210,580

Net Income Per Share:
Basic	$0.77	$0.32

Diluted	$0.72	$0.31

Weighted Average Shares Outstanding:
Basic	662,343	658,255

Diluted	707,087	685,525

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2005 and 2004
(unaudited)

				Accumulated
	Common	Additional	Retained	Other	Total
	Stock Par	Paid-in	Earnings	Comprehensive	Shareholders’
	Value	Capital	(Deficit)	Income (Loss)	Equity
BALANCE, December 31, 2003	$65,703	$6,486,652	$494,108	$(10,271)	$7,036,192

Additional stock issued	653	102987			103640

Comprehensive Income:

Net income for the three months ended March 31, 2004			210,580		210,580

Other comprehensive income:

Change in unrealized gain on securities available for sale				8,109	8,109

Total comprehensive income					218,689

BALANCE, March 31, 2004	$66,356	$6,589,639	$704,688	$(2,162)	$7,358,521

BALANCE, December 31, 2004	$66,356	$6,589,639	$1,726,243	$(6,701)	$8,375,537

Additional stock issued	59	9,429			9,488

Comprehensive Income:

Net income for the three months ended March 31, 2005			508,116		508,116

Other comprehensive income:

Change in unrealized loss on securities available for sale				(39,789)	(39,789)

Total comprehensive income					468,327

BALANCE, March 31, 2005	$66,415	$6,599,068	$2,234,359	$(46,490)	$8,853,352

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(unaudited)

	Three Months Ended March		31,
	2005	2004
Operating Activities
Net income	$508,116	$210,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(28,400)	(4,693)
Provision for loan losses	58,734	29,514
Depreciation and amortization	61,482	66,185
BOLI income	(16,007)	—
Net accretion/amortization on securities available for sale	(3,823)	39,372
Change in balances of:
Loans held for sale	473,385	—
Bank owned life insurance	(1,650,000)	—
Other assets	(216,273)	(59,394)
Other liabilities	116,477	(460,993)

Net cash provided by (used in) operating activities	(696,309)	(179,429)

Investing Activities
Net funding of loans	(5,879,471)	(3,667,440)
Purchase of securities available for sale	(6,045,025)	(2,064,300)
Principal collections, maturities and calls on securities available for sale	484,830	835,316
Acquisition of property and equipment	(100,408)	(27,944)

Net cash used in investing activities	(11,540,074)	(4,924,368)

Financing Activities
Net increase in deposits	19,373,691	12,595,751
Proceeds from sale of stock	9,488	103,640
Other borrowings	1,287,331	837,139

Net cash provided by financing activities	20,670,510	13,536,530

Net increase in cash and cash equivalents	8,434,127	8,432,733

Cash and cash equivalents:
Beginning of year	10,288,465	11,768,627

End of quarter	$18,722,592	$20,201,360

SUPPLEMENTAL DISCLOSURE

Interest paid	$417,220	$268,730

Income taxes paid	$341,000	$4,000

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three Month Ended March 31,2005

NOTE 1 – ORGANIZATION

Heartland Bancshares, Inc. is a Florida corporation with headquarters in Sebring, Florida. The company owns 100% of the capital stock of Heartland National Bank. Heartland National Bank is a nationally chartered full service institution with an office in Sebring, Florida, an office in Lake Placid, Florida, and an office in Avon Park, Florida. The Bank opened for business on September 7, 1999.

The accompanying consolidated financial statements include the accounts of Heartland Bancshares, Inc. and Heartland National Bank. All significant inter-company accounts and balances have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the company’s financial results have been made. Operating results for the three months ended March 31, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares during the respective periods. Fully diluted earnings per share have been computed using the weighted average number of shares used for basic earnings per share, adjusted for the dilutive effect of stock options outstanding, assuming use of the treasury stock method. These amounts are as follows:

	Three Months	Three Months
	Ending	Ending
	3/31/05	3/31/04
Weighted average shares outstanding	662,343	658,255
Dilutive shares from effect of outstanding options	44,744	27,270
Shares used for diluted computations	707,087	685,525

NOTE 4 – PRO FORMA EFFECT OF STOCK OPTIONS

As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been estimated by use of the Black – Scholes option pricing model, assuming no volatility, no dividends and average lives and exercise probability by option class. At March 31, 2005, there were options outstanding for 103,500 shares of common stock, compared to 77,500 as of March 31, 2004. Options for 2,750 shares were granted, but no shares exercised or forfeited.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2005
(continued)

Had the effect of these options been recorded by Heartland Bancshares, compensation and net income on a consolidated basis would have been as follows:

	Three Months Ended March 31,
	2005	2004
Compensation as reported	$503,142	$470,049
Pro forma effect of options	9,529	1,438

Pro forma compensation	$512,671	$471,487

Net income, as reported	$508,116	$210,580
Pro forma effect of options	(9,529)	(1,438)

Pro forma net income	$498,587	$209,142

Basic earnings per share, as reported	$0.77	$0.32
Pro forma effect of options	(0.02)	(0.00)

Pro forma basic earnings per share	$0.75	$0.32

Diluted earnings per share, as reported	$0.74	$0.31
Pro forma effect of options	(0.03)	(0.00)

Pro forma diluted earnings per share	$0.71	$0.31

NOTE 5 – SUBORDINATED DEBENTURES

During the quarter ending March 31, 2005 the Company borrowed $3,351,000 through issuance of subordinated debentures. This indebtedness is unsecured and bears interest at the 3-month LIBOR plus 1.90%. The principal is not due until the maturity date of March 17, 2035, but may be prepaid after five years without penalty. A portion of the proceeds from this borrowing was used to liquidate the long term debt outstanding at December 31, 2004.

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

     At March 31, 2005, management had identified no non-performing assets. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. As Heartland National Bank grows, liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $155.4 million at March 31, 2005. Below are the pertinent liquidity balances and ratios at March 31, 2005 and December 31, 2004.

	At	At
	March 31, 2005	December 31, 2004
Cash and cash equivalents	$18,722,592	$10,288,465
Securities available for sale	$8,784,532	$3,813,800
CDs over $100,000 to total deposits ratio	11.0%	11.7%
Loan to deposit ratio	75.6%	82.4%

     Cash and cash equivalents are the primary source of liquidity. At March 31, 2005, cash and cash equivalents amounted to $18.7 million, representing 11.1% of total assets, as compared to $20.2 million, or 16.0% of total assets at March 31, 2004. Securities available for sale provide a secondary source of liquidity.

     At March 31, 2005, large denomination certificates accounted for 11.0% of total deposits as compared to 11.7% as of December 31, 2004. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be rate sensitive.

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

     The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at March 31, 2005 and December 31, 2004:

			Well
	March 31,	December 31,	capitalized
	2005	2004	requirement
Heartland National Bank

Tier 1 risk-based capital ratio	9.2%	9.4%	6.0%
Total risk-based capital ratio	10.1%	10.3%	10.0%
Leverage ratio	7.0%	7.4%	5.0%

Heartland Bancshares – Consolidated

Tier 1 risk-based capital ratio	9.7%	7.4%	6.0%
Total risk-based capital ratio	10.9%	8.3%	10.0%
Leverage ratio	7.5%	5.8%	5.0%

Results of Operations

     Heartland Bancshares had net income of $508,116 in the first quarter of 2005, compared to $210,580 in the first quarter of 2004. The following is a brief discussion of the more significant components of net income:

(a)	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following tables set forth the main components of interest earning assets and interest bearing liabilities for the quarter ended March 31, 2005, as compared to the comparable quarter ended March 31, 2004.

Three Months Ended March 31,

		Interest
Interest Earning	Average		Income/		Yield/
Assets/Interest	Balance		Cost		Cost
Bearing Liabilities	2005	2004	2005	2004	2005	2004
			(dollars in thousands)
Federal funds sold	$11,212	$10,800	$69	$24	2.46%	0.89%

Securities	24,095	16,766	185	105	3.07%	2.51%

Loans	114,823	83,257	1,865	1,288	6.50%	6.19%

Total	$150,130	$110,823	2,119	1,417	5.65%	5.11%

Deposits	$111,435	$108,673	398	268	1.43%	0.97%

Borrowings	3,253	2,166	29	9	3.57%	1.66%

Total	$114,688	$110,839	427	277	1.49%	1.00%

Net interest income/spread			$1,692	$1,140	4.16%	4.11%

Net yield on earning assets					4.51%	4.14%

(b)	At December 31, 2004, the allowance for loan losses was $1,036,845. During the three months ended March 31, 2005, an additional $58,734 was provided to the allowance for loan losses based on the volume of loan growth, bringing the balance to $1,095,579. There were charge-offs of $326 in the first quarter of 2005, bringing the balance to $1,095,253. As of March 31, 2005, management considered the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $249,367, or an annualized 0.62% of average assets, for the three months ended March 31, 2005 as compared to $168,887, or an annualized 0.57% of average assets, for the quarter ended March 31, 2004. This increase can be attributed mainly to the increase in fees on the sale of loans.

(d)	Non-interest expense for the three months ended March 31, 2005 amounted to $1,076,958 as compared to $948,009 for the same period in 2004. The components of non-interest expense for the three months ended March 31, 2005 and March 31, 2004 are set forth below:

	Three Months Ended	Three Months Ended	Increase/
	March 31, 2005	March 31, 2004	Decrease
Salaries and benefits	$503,142	$470,049	$33,093
Occupancy expenses	55,412	54,319	1,093
Equipment expenses	51,699	69,311	(17,612)
General operating expenses	466,705	354,330	112,375

Total non-interest expense	$1,076,958	$948,009	$128,949

     Increases in operating expenses for the three months ended March 31, 2005 as compared to March 31, 2004 can be mostly attributed to the addition of personnel and other variable expenses as the volume of business has increased. In addition, Heartland Bancshares instituted a salary continuation plan for the top two executive officers.

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

     Commitments to extend credit amounted to approximately $32.5 million at March 31, 2005. These represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements.

     Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. At March 31, 2005, the Bank has outstanding stand-by letters of credit with face amounts of approximately $225,000.

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

Item 6. Exhibits

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

HEARTLAND BANCSHARES, INC.

Date: 5-11-05	By:	/s/ James C. Clinard

James C. Clinard, President and Chief Executive Officer (principal executive officer)

Date: 5-11-05	By:	/s/ Martha J. Kelley

Martha J. Kelley, Chief Financial Officer
(principal financial and accounting officer)