Form 10QSB
period 2005-06-05
HEARTLAND BANCSHARES INC/FL
filed 2005-08-12
CIK 1073182

WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended	Commission File Number:
June 30,2005	333-67107
HEARTLAND BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0854929

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 U.S. Highway 27 North, Sebring, Florida	33870

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (863) 386-1300

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 par value	664,153

Class	Outstanding as of July 19, 2005
Transitional Small Business Disclosure Format:

Yes☐	No☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEARTLAND BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$7,749,504	$4,679,972
Federal funds sold	15,047,553	5,608,493

Total cash and cash equivalents	22,797,057	10,288,465
Securities Available for Sale	12,984,118	3,813,800
Securities Held to Maturity	18,924,133	18,900,607
Loans Held for Sale	1,825,450	1,673,505
Loans:
Commercial, financial and agricultural	17,934,236	28,244,523
Real estate — mortgage	76,236,431	57,872,091
Installment and consumer loans	28,223,788	24,293,461

Total loans	122,394,455	112,083,580
Less: Allowance for loan losses	(1,183,965)	(1,036,845)

Net loans	121,210,490	111,046,735
Property and equipment	2,826,516	2,631,264
Other assets	3,165,664	1,241,116

TOTAL ASSETS	$183,733,428	$147,921,987

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing demand	$40,970,569	$30,957,574
Savings, NOW, and money market	82,528,687	69,893,302
Time deposits under $100,000	21,767,946	19,308,974
Time deposits over $100,000	19,425,401	15,878,938

Total deposits	164,692,603	136,038,788
Securities sold under repurchase agreements	5,862,532	616,154
Long-term debt	—	2,350,000
Subordinated debentures	3,351,000	—
Other liabilities	416,973	541,508

Total liabilities	174,323,108	139,546,450

Shareholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized, 664,153 and 663,560 shares issued and outstanding	66,415	66,356
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	6,599,068	6,589,639
Retained earnings	2,765,188	1,726,243
Accumulated other comprehensive income (loss)	(20,351)	(6,701)

Total shareholders’ equity	9,410,320	8,375,537

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$183,733,428	$147,921,987

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,
	2005	2004

Interest income
Interest and fees on loans	$2,066,889	$1,367,531
Interest on securities	246,719	36,379
Interest on federal funds sold	95,095	121,245
Other interest income	1,257	—

Total interest income	2,409,960	1,525,155

Interest expense
Interest on deposits	492,984	284,053
Interest on borrowings	58,051	9,258

Total interest expense	551,035	293,311

Net interest income	1,858,925	1,231,844
Provision for loan losses	87,294	41,546

Net interest income after provision for loan losses	1,771,631	1,190,298

Noninterest income
Service charges and fees	95,546	77,848
Gain on securities sales/calls	—	(75)
Gain on sale of loans	126,404	95,668
Other income	57,347	26,968

Total noninterest income	279,297	200,409

Noninterest expense
Salaries and employee benefits	563,467	472,895
Occupancy expenses	81,516	65,903
Furniture and equipment expenses	63,256	50,650
Other operating expenses	505,645	384,451

Total noninterest expense	1,213,884	973,899

Income before income taxes	837,044	416,808

Income taxes	$316,216	$171,023

Net Income	$520,828	$245,785

Net Income Per Share:
Basic	$0.78	$0.37

Diluted	$0.73	$0.36

Weighted Average Shares Outstanding:
Basic	664,153	663,560

Diluted	708,897	690,830

HEARTLAND BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended June 30,
	2005	2004
Interest income
Interest and fees on loans	$3,932,172	$2,655,769
Interest on securities	431,595	60,321
Interest on federal funds sold	164,326	226,298
Other interest income	1,257	—

Total interest income	4,529,350	2,942,388

Interest expense
Interest on deposits	891,154	552,474
Interest on borrowings	87,448	18,074

Total interest expense	978,602	570,548

Net interest income	3,550,748	2,371,840
Provision for loan losses	146,028	71,060

Net interest income after provision for loan losses	3,404,720	2,300,780

Noninterest income
Service charges and fees	172,865	170,225
Gain (loss) on securities sales/calls	—	(75)
Gain on sale of loans	231,480	151,470
Other income	124,320	47,676

Total noninterest income	528,665	369,296

NON INTEREST EXPENSE
Salaries and employee benefits	1,066,609	942,944
Occupancy expenses	136,929	120,222
Furniture and equipment expenses	114,956	119,961
Other operating expenses	962,348	738,781

Total noninterest expense	2,280,842	1,921,908

Income before income taxes	1,652,543	748,168

Income taxes	$613,598	$291,803

Net Income	$1,038,945	$456,365

Net Income Per Share:
Basic	$1.57	$0.69

Fully diluted	$1.47	$0.66

Weighted Average Shares Outstanding:
Basic	663,810	660,876

Fully diluted	708,554	688,146

HEARTLAND BANCSHARES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

				Accumulated
	Common	Additional		Other	Total
	Stock Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Capital	Earnings	Income (Loss)	Equity
BALANCE, December 31, 2003	$65,703	$6,486,652	$494,108	$(10,271)	$7,036,192

Additional stock issued	653	102,987			103,640

Comprehensive Income:

Net income for the six months ended June 30, 2004			456,365		456,365

Other comprehensive income:

Change in unrealized gain on securities available for sale				(13,388)	(13,388)

Total comprehensive income					442,977

BALANCE, June 30, 2004	$66,356	$6,589,639	$950,473	$(23,659)	$7,582,809

BALANCE, December 31, 2004	$66,356	$6,589,639	$1,726,243	$(6,701)	$8,375,537

Additional stock issued	59	9,429			9,488

Comprehensive Income:

Net income for the six months ended June 30, 2005			1,038,945		1,038,945

Other comprehensive income:

Change in unrealized loss on securities available for sale				(13,650)	(13,650)

Total comprehensive income					1,025,295

BALANCE, June 30, 2005	$66,415	$6,599,068	$2,765,188	$(20,351)	$9,410,320

HEARTLAND BANCSHARES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$1,038,945	$456,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(37,000)	(23,999)
Provision for loan losses	146,028	71,060
Depreciation and amortization	136,331	135,512
Gain/Loss on call securities	—	(75)
BOLI income	(33,114)
Net accretion/amortization on securities available for sale	7,873	84,648
Change in balances of:
Loans held for sale	(151,945)	309,992
Bank owned life insurance	(1,650,000)	—
Other assets	(81,465)	(383,589)
Other liabilities	(124,535)	(517,290)

Net cash provided by (used in) operating activities	(748,882)	132,624

Investing Activities
Net funding of loans	(12,136,325)	(8,664,588)
Purchase of securities available for sale	(10,050,335)	—
Purchase of securities held to maturity	—	(14,932,511)
Principal collections, maturities and calls on securities available for sale	865,036	5,566,294
Acquisition of property and equipment (net)	(331,583)	(45,456)

Net cash used in investing activities	(21,653,207)	(18,076,261)

Financing Activities
Net increase in deposits	28,653,815	20,093,575
Proceeds from sale of stock	9,488	103,640
Repayment of long-term debt	(2,350,000)	—
Subordinated debentures	3,351,000	—
Other borrowings	5,246,378	1,976,805

Net cash provided by financing activities	34,910,681	22,174,020

Net increase in cash and cash equivalents	12,508,592	4,230,383

Cash and cash equivalents:
Beginning of period	10,288,465	11,768,627

End of period	$22,797,057	$15,999,010

SUPPLEMENTAL DISCLOSURE

Interest paid	$959,188	$571,400

Income taxes paid	$773,000	$803,000

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005
NOTE 1 — ORGANIZATION
Heartland Bancshares, Inc. is a Florida corporation with headquarters in Sebring, Florida. The company owns 100% of the capital stock of Heartland National Bank. Heartland National Bank is a nationally chartered full service institution with two offices in Sebring, Florida, an office in Lake Placid, Florida, and an office in Avon Park, Florida. The Bank opened for business on September 7, 1999.
The accompanying consolidated financial statements include the accounts of Heartland Bancshares, Inc. and Heartland National Bank. All significant inter-company accounts and balances have been eliminated.
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the company’s financial results have been made. Operating results for the six months ended June 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.
NOTE 3 — EARNINGS PER SHARE
Basic earnings per share have been computed using the weighted average number of shares during the respective periods. Fully diluted earnings per share have been computed using the weighted average number of shares used for basic earnings per share, adjusted for the dilutive effect of stock options outstanding, assuming use of the treasury stock method. These amounts are as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding	663,810	660,876	664,153	663,560
Dilutive shares from effect of outstanding options	44,744	27,270	44,744	27,270

Shares used for diluted computations	708,554	688,146	708,897	690,830

NOTE 4 — PRO FORMA EFFECT OF STOCK OPTIONS
As permitted by applicable accounting principles, management has elected to disclose rather than to record the compensatory effect of stock options granted to employees and directors. The pro forma effect has been estimated by use of the Black — Scholes option pricing model, assuming no volatility, no dividends and average lives and exercise probability by option class. At June 30, 2005, there were options outstanding for 103,500 shares of common stock, compared to 82,500 as of June 30, 2004. Options for 2,750 shares were granted in 2005, but no shares have been exercised or forfeited.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2005
(continued)
     Had the effect of these options been recorded by Heartland Bancshares, compensation and net income on a consolidated basis would have been as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Compensation as reported	$1,066,609	$942,944	$563,467	$472,895
Pro forma effect of options	19,077	2,875	9,548	1,437

Pro forma compensation	$1,085,686	$945,819	$573,015	$474,422

Net income, as reported	$1,038,945	$456,365	$520,828	$245,785
Pro forma effect of options	(19,077)	(2,875)	(9,548)	(1,437)

Pro forma net income	$1,019,868	$453,490	$511,280	$244,348

Basic earnings per share, as reported	$1.57	$0.69	$0.78	$0.37
Pro forma effect of options	(0.02)	(0.00)	(0.01)	(0.00)

Pro forma basic earnings per share	$1.55	$0.69	$0.77	$0.37

Diluted earnings per share, as reported	$1.47	$0.66	$0.73	$0.36
Pro forma effect of options	(0.03)	(0.00)	(0.01)	(0.00)

Pro forma diluted earnings per share	$1.44	$0.66	$0.72	$0.36

NOTE 5 — SUBORDINATED DEBENTURES
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
     At June 30, 2005, management had identified no non-performing assets. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, assessment of present and anticipated economic conditions and other information.
Liquidity
     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of operating obligations. As Heartland National Bank grows, liquidity needs are met either by converting assets to cash or by attracting new deposits. Heartland National Bank had deposits of $164.7 million at June 30, 2005. Below are the pertinent liquidity balances and ratios at June 30, 2005 and December 31, 2004.

	At	At
	June 30, 2005	December 31, 2004
Cash and cash equivalents	$22,797,057	$10,288,465
Securities available for sale	$12,984,118	$3,813,800
CDs over $100,000 to total deposits ratio	11.8%	11.7%
Loan to deposit ratio	75.4%	82.4%
     Cash and cash equivalents are the primary source of liquidity. At June 30, 2005, cash and cash equivalents amounted to $22.8 million, representing 12.4% of total assets, as compared to $16.0 million, or 11.9% of total assets at June 30, 2004. Securities available for sale provide a secondary source of liquidity.
     At June 30, 2005, large denomination certificates, (i.e. $100,000 or more), accounted for 11.8% of total deposits as compared to 11.7% as of December 31, 2004. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs could have a material adverse effect on Heartland National Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Heartland National Bank customers residing in Highlands County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Highlands County, as outside depositors are generally considered to be more likely to be rate sensitive.
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
     The table below illustrates Heartland National Bank’s and Heartland Bancshares’ regulatory capital ratios at June 30, 2005 and December 31, 2004:

			Well
	June 30,	December 31,	capitalized
	2005	2004	requirement
Heartland National Bank

Tier 1 risk-based capital ratio	9.3%	9.4%	6.0%
Total risk-based capital ratio	10.2%	10.3%	10.0%
Leverage ratio	7.0%	7.4%	5.0%

Heartland Bancshares — Consolidated

Tier 1 risk-based capital ratio	9.7%	7.4%	6.0%
Total risk-based capital ratio	10.6%	8.3%	10.0%
Leverage ratio	7.2%	5.8%	5.0%

Results of Operations
     Heartland Bancshares had net income of $520,828 in the second quarter of 2005, compared to $245,785 in the second quarter of 2004. For the six months ended June 30, 2005 and 2004, Heartland Bancshares had a net income of $1,038,945 and $456,365, respectively. The following is a brief discussion of the more significant components of net income:
(a)	Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following tables set forth the main components of interest earning assets and interest bearing liabilities for the six months and quarter ended June 30, 2005, as compared to the comparable periods ended June 30, 2004.
Six Months Ended June 30,

			Interest
Interest Earning	Average		Income/		Yield/
Assets/Interest	Balance		Cost		Cost
Bearing Liabilities	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Federal funds sold	$12,086	$13,484	$165	$60	2.73%	0.89%

Securities	27,200	18,603	432	226	3.18%	2.43%

Loans	117,671	85,918	3,932	2,656	6.68%	6.18%

Total	$156,957	$118,005	4,529	2,942	5.77%	4.99%

Deposits	$115,469	$115,098	891	552	1.54%	0.96%

Borrowings	4,958	3,156	87	18	3.51%	1.14%

Total	$120,427	$118,254	978	570	1.62%	0.97%

Net interest income/spread			$3,551	$2,372	4.15%	4.02%

Net yield on earning assets					4.52%	4.14%

Three Months Ended June 30,

			Interest
Interest Earning	Average		Income/		Yield/
Assets/Interest	Balance		Cost		Cost
Bearing Liabilities	2005	2004	2005	2004	2005	2004
	(dollars in thousands)
Federal funds sold	$12,950	$15,809	$96	$36	2.96%	.91%

Securities	30,270	19,720	247	121	3.26%	2.45%

Loans	120,435	87,507	2,067	1,368	6.87%	6.25%

Total	$163,655	$123,036	2,410	1,525	5.89%	4.97%

Deposits	$119,503	$119,710	493	284	1.65%	.95%

Borrowings	6,136	3,524	58	9	3.78%	1.02%

Total	$125,639	$123,234	551	293	1.75%	.95%

Net interest income/spread			$1,859	$1,272	4.14%	4.14%

Net yield on earning assets					4.54%	4.14%

(b)	At December 31, 2004, the allowance for loan losses was $1,036,845. During the six months ended June 30, 2005, an additional $146,028 was provided to the allowance for loan losses based on the volume of loan growth, bringing the balance to $1,182,873. There were charge-offs of $326 in the first six months of 2005 and recoveries of $1,418, bringing the balance to $1,183,965. As of June 30, 2005, management considered the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

(c)	Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $528,665, or an annualized 0.62% of average assets, for the six months ended June 30, 2005 and $279,297, or an annualized 0.63% of average assets, for the quarter ended June 30, 2005, as compared to $369,296 and $200,409, respectively for the six months and the quarter ended June 30, 2004. This increase can be attributed mainly to the increase in fees on the sale of loans.

(d)	Non-interest expense for the six months and quarter ended June 30, 2005 amounted to $2,280,842 and $1,213,884, respectively, as compared to $1,921,908 and $973,899 for the same periods in 2004. The components of non-interest expense for the six months and quarter ended June 30, 2005 and June 30, 2004 are set forth below:

	Six Months Ended	Six Months Ended	Increase/
	June 30, 2005	June 30, 2004	Decrease
Salaries and benefits	$1,066,609	$942,944	$123,665
Occupancy expenses	136,929	120,222	16,707
Equipment expenses	114,956	119,961	(5,005)
General operating expenses	962,348	738,781	223,567

Total non-interest expense	$2,280,842	$1,921,908	$358,934

	Three Months Ended	Three Months Ended	Increase/
	June 30, 2005	June 30, 2004	Decrease
Salaries and benefits	$563,467	$472,895	$90,572
Occupancy expenses	81,516	65,903	15,613
Equipment expenses	63,256	50,650	12,606
General operating expenses	505,645	384,451	121,194

Total non-interest expense	$1,213,884	$973,899	$239,985

     Increases in operating expenses for the six months ended June 30, 2005 as compared to June 30, 2004 can be mostly attributed to the addition of personnel and other variable expenses as the volume of business has increased and a fourth office was opened in the Sun ‘N Lake area of Sebring. In addition, Heartland Bancshares instituted a salary continuation plan for the top two executive officers.
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
     Commitments to extend credit amounted to approximately $40.1 million at June 30, 2005. These represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements.
     Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. At June 30, 2005, the Bank had outstanding stand-by letters of credit with face amounts of approximately $276,000.
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

HEARTLAND BANCSHARES, INC.

Date: 8/10/05	By:	/s/ James C. Clinard

James C. Clinard, President and Chief Executive Officer
(principal executive officer)

Date: 8/10/05	By:	/s/ Martha J. Kelley

Martha J. Kelley, Chief Financial Officer
(principal financial and accounting officer)